Form 10-K
period 2005-12-31
Ensource Energy Income Fund LP
filed 2006-03-31
CIK 1329378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2005

☐   Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the transition period from              to

Commission File No. 01-32683

ENSOURCE ENERGY INCOME FUND LP

Delaware	20-2668934
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7500 San Felipe, Suite 440
Houston, Texas	77063
(Address of principal executive offices)	(Zip code)

(713) 659-1794

Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒     No  ☐

As of March 24, 2006, the registrant had not issued any common units. As a result, there was not an aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant.

ENSOURCE ENERGY INCOME FUND L.P.
Table of Contents

PART I
ITEMS 1. and 2.	Business and Properties
ITEM 1A.	Risk Factors
ITEM 1B.	Unresolved Staff Comments
ITEM 3.	Legal Proceedings
ITEM 4.	Submission of Matters to a Vote of Security Holders

PART II
ITEM 5.	Market for Common Units and Related Unitholder Matters and Issuer Purchases of Equity Securities
ITEM 6.	Selected Financial Data
ITEM 7.	Management Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
ITEM 8.	Financial Statements and Supplementary Data
ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
ITEM 9A.	Controls and Procedures
ITEM 9B.	Other Information

PART III
ITEM 10.	Directors and Executive Officers of the General Partner.
ITEM 11.	Executive Compensation.
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management.
ITEM 13.	Certain Relationships and Related Party Transactions.
ITEM 14.	Principal Accounting Fees and Services.

PART IV
ITEM 15.	Exhibits, Financial Statements and Schedules

i

PART I

Significant Relationships Referenced in this Annual Report

Unless the context requires otherwise, throughout this report, we use the terms set forth below:

•              “we”, “us”, “our”, the “Partnership” or “Ensource Energy Income Fund” refers to Ensource Energy Income Fund LP.

•              “Ensource Energy Partners” or the “General Partner” refers to Ensource Energy Partners, LP.

•              “Ensource Reserves” or the “Operating Company” refers to Ensource Reserves Management LLC.

•              “Ensource” or “Ensource Energy Company” refers to Ensource Energy Company LLC, the general partner of our General Partner.

Cautionary Note Regarding Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “seeks,” “could” or the negative of such terms or other variations on such terms or comparable terminology. Similarly, statements that describe Ensource Energy Income Fund’s objectives, plans or goals are forward-looking. The Partnership’s forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding the Partnership and Eastern American Natural Gas Trust, or NGT, as well as projections regarding the oil and gas industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict, including those discussed below. Therefore, actual results may vary materially from what is expressed in or indicated by the forward-looking statements. In particular, forward-looking statements as to the Partnership’s financial and business performance following the proposed acquisition of NGT should be understood as qualified by the absence of any opportunity for the Partnership to perform comprehensive due diligence on NGT. These forward-looking statements might have been significantly different had such due diligence been undertaken. Readers of this report are cautioned not to place undue reliance on these forward-looking statements since, while the Partnership believes the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put under reliance on these forward-looking statements. The forward looking-statements included in this report are only made as of the date of this report and we undertake no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

ITEMS 1. AND 2.         BUSINESS AND PROPERTIES

General

We are a Delaware limited partnership formed in May 2005. We were formed by our General Partner for the purpose of conducting and consummating the exchange offer and second-step merger as described below. Our General Partner owns 100% of the Operating Company.

After the consummation of the second-step merger, the Operating Company’s purpose will be to acquire, manage and operate all newly acquired properties (other than properties we acquire directly, which we expect would be the legacy properties from NGT and only properties that do not generate unrelated business taxable income for federal income tax purposes – generally, gross royalties, net profits interests and production payments). The general partner of our General Partner is Ensource.

Exchange Offer

On November 21, 2005, we made an offer, which we refer to in this report as the exchange offer, to acquire all of the outstanding depositary units of NGT in exchange for our common units and a pro rata share of the special cash distribution of $5.9 million that is to be paid promptly after completion of the exchange offer. The actual amount of special cash distribution payable to each person whose depositary units are accepted by us for exchange pursuant to the exchange offer will be equal to the product of the following:

•      the total number of depositary units accepted by us for exchange from such holder; and

•      a fraction of which the numerator is $5,900,000 and the denominator of which is the total number of depositary units accepted by us for exchange in the exchange offer.

According to NGT’s Annual Report on Form 10-K for the year ended December 31, 2005, there were 5,880,100 depositary units outstanding (which excludes 19,900 withdrawn trust units, or 0.03% of the 5,900,000 total outstanding NGT trust units). Withdrawn units that are reconstituted as depositary units under the depositary arrangement with the depositary may participate in the exchange offer. The exchange offer is the first step in our plan to acquire all of NGT’s outstanding trust units, including the number of depositary units that would constitute at least a majority of the outstanding trust units.

It is a condition to our obligation to accept depositary units validly tendered, and not withdrawn, for exchange in the exchange offer that on the expiration date of the exchange offer, as that date may be extended, we receive valid tenders of depositary units, that are not properly withdrawn as of the expiration date of the exchange offer, evidencing not less than a majority of the total trust units that are outstanding. We refer to this condition as the “minimum tender condition.” As a result, valid tenders of depositary units for exchange must be received by us from the holders of at least 2,950,001 depositary units that are not withdrawn, by the expiration date, as that date may be extended, for the minimum tender condition to be satisfied. As of March 24, 2006, we have extended the termination date of the exchange offer until 5:00 pm Eastern Standard Time on March 31, 2006.

NGT’s depositary agreement permits holders of depositary units to withdraw from the depositary the trust units and zero coupon bonds that such depositary units represent. The withdrawal of such trust units is effected by the written request of a record holder to the depositary for withdrawal of the trust units and corresponding zero coupon bonds, or treasury securities, and such withdrawal may be done only in denominations of 50 depositary units or an integral multiple of 50. Such withdrawn trust units are generally not transferable, except by operation of law, transfers to the depositary or the initial transfer to a record holder upon a withdrawal request. Thus, we are not offering to acquire such withdrawn trust units in the exchange offer. Holders of withdrawn trust units will not receive part of the special cash distribution. Additionally, upon consummation of the second-step merger (as described below), such withdrawn trust units will be canceled and converted into the right to receive 0.4 common units. Holders of withdrawn trust units will not have dissenters’ rights with respect to the second-step merger. However, holders of withdrawn trust units may participate in the exchange offer, and thus the special cash distribution, if they redeposit their withdrawn trust units with the depositary by following the instructions set out in the deposit agreement and validly tender the depositary units received upon such redeposit before the expiration of the exchange offer. Such redeposits may be done only in denominations of 50, or an integral multiple of 50, trust units accompanied by the corresponding number of treasury securities. For each 50 withdrawn trust units, there is a corresponding $1,000 face amount U.S. treasury bonds required, or $20 for each withdrawn trust unit redeposited.

In addition to limited transferability, holders of withdrawn trust units are not entitled to receive distributions of cash proceeds from the matured treasury securities comprising part of the depositary units upon the liquidation of NGT.

Second-Step Merger

We intend, promptly after completion of the exchange offer and the acceptance of depositary units for exchange and the issuance of our common units in exchange therefore, to seek to have NGT consummate the second-step merger. The purpose of the second-step merger is to acquire all remaining NGT trust units (whether represented by depositary units not tendered and exchanged in the offer or withdrawn trust units of NGT) and to accept any depositary units thereafter delivered to us. Pursuant to the terms of the second-step merger:

•      each remaining depositary unit that was not offered to and accepted by us in the exchange offer that is validly tendered to us would be converted into the right to receive one common unit of the Partnership (0.4 common units for the trust unit on deposit and 0.6 common units for the undivided one-fiftieth of the $1,000 face amount of the zero coupon bonds on deposit); and

•      each withdrawn trust unit would be converted into the right to receive 0.4 common units of the Partnership.

However, holders of depositary units whose depositary units are exchanged for common units in the second-step merger (and, therefore, who did not participate in the exchange offer) will not be entitled to participate in the special cash distribution payable to holders whose depositary units are accepted for exchange in the exchange offer.

While we do not currently intend to seek any changes concerning the contracts with Eastern American Energy Corporation, or Eastern American, or any of its affiliates, we believe that we can reduce the combined effect of increasing expenses and declining production attributable to NGT’s legacy assets by implementing a risk management program under the current commodity price environment. As a result, we believe that holders of depositary units or withdrawn units would benefit from our business plan, which includes (1) future acquisitions of net profits interests from Ensource Reserves to reduce or eliminate the decline in production attributable to the legacy assets and (2) implementation of a risk management policy that would be designed by us to reduce the adverse effects of a future decline in commodity prices for expected future production of the Partnership.

Despite our intention not to change any of the material terms of the contracts with Eastern American, we have received a letter from Eastern American asserting that the second-step merger through what we refer to as the Partnership Merger (whereby NGT will be merged with and into the Partnership, with the Partnership continuing as the surviving entity and the separate existence of NGT ceasing) would lead to the termination of the current gas purchase contract between Eastern American and one of its marketing affiliates, Eastern American Marketing Corporation, pursuant to which such affiliate purchases NGT production. All of NGT’s revenues are generated by such purchases. Eastern American asserts that the Partnership Merger would lead to the termination of NGT, and because the gas purchase contract specifically states that it would terminate upon the termination of NGT, the gas purchase contract would then terminate. If the interpretation is correct, Eastern American, or an affiliate, is required to continue to purchase production from the legacy assets under a new gas purchase contract upon the same terms and conditions as Eastern American, as operator, receives for its production from the underlying properties.

Alternatively, we may choose what we refer to as the Subsidiary Merger approach for the second-step merger. Eastern American has advised us of its opinion that if NGT does not survive the second-step merger, the gas purchase contract will terminate. Although we do not agree with Eastern American’s contention, we may seek to avoid such a dispute with Eastern American by choosing to effect the Subsidiary Merger. In such merger, a newly-formed, wholly-owned subsidiary of the Partnership will be merged with and into NGT, with NGT continuing as the surviving entity and the gas purchase contract remaining in effect. NGT will continue to exist and be a wholly-owned subsidiary of the Partnership. In the event we consummate a Subsidiary Merger, the Partnership will become the trustee of NGT (in place of the current trustee) and we will further amend the trust agreement to delete provisions of that agreement that are obsolete, inapplicable or unnecessary because NGT would no longer have public unitholders.

Comment on Fairness Opinion

On November 29, 2005 Houlihan Lokey Howard & Zukin issued an opinion to the NGT’s trustee that the exchange offer is not fair to NGT’s unitholders. This opinion did not address the merits of our business plan or the concept of creating a growth vehicle on behalf of all the unitholders. Without taking into account all the elements of our proposal, including the special cash distribution, subordination of our investment to the current unitholders, management, business plan, etc., we believe that the benefits, and therefore the fairness of our offer was not adequately evaluated in reaching their opinion. We have requested the analysis supporting the opinion, but to date have received no response from the Trustee.

Properties

We do not own any properties and we currently do not conduct any operations. As of December 31, 2005, NGT’s assets consisted of its net profits interests on properties located in the Appalachian Basin states of West Virginia and Pennsylvania, the legacy assets (containing estimated proved reserves of 17,263 million cubic feet of natural gas, with a PV-10 present value of approximately $114.27 million). The zero coupon bonds, which mature on May 15, 2013, in respect of the outstanding depositary units have a face amount of approximately $117.6 million and an estimated fair market value (based on recently quoted prices) of approximately $84.93 million as of December 31, 2005. Upon the closing of the exchange offer and the acceptance of depositary units validly tendered for exchange, our General Partner will contribute $20.05 million for its 1% general partner interest, the incentive distribution rights, subordinated units and the warrant to purchase a total of 1,000,000 common units at an exercise price of $36.40 per common unit.

The General Partner owns all the limited liability company interests of the Operating Company, which will be an operating company that will acquire and hold title to any oil and natural gas properties acquired after the second-step merger. We will invest a portion of the net proceeds from the capital contributions of the General Partner, along with net proceeds from the sale of zero coupon bonds (which could total up to approximately $84.93 million based on quoted prices as of December 31, 2005 and assuming the sale of the full $117.6 million face amount of zero coupon bonds underlying all outstanding depositary units), to acquire up to 99% net profits interests in oil and gas properties purchased by the Operating Company. The Operating Company intends to set up a borrowing base facility with a lender to manage working capital requirements and to fund acquisitions.

Current Trends

Our strategy is to conduct our business in a manner similar to that of many of the energy income funds operating in Canada, except that we will focus on acquiring net profits interests on properties in the United States. The Canadian energy income funds principally seek to acquire and manage mature oil and natural gas properties. To our knowledge, there are currently 36 publicly traded energy income funds listed on the Toronto Stock Exchange with a combined market capitalization of over U.S. $50 billion as of September 1, 2005. These funds report that they typically distribute approximately 50-90% of their cash flow, depending on their respective asset mix and reserve life. We are aware that the securities of six of the Canadian energy income funds trade on exchanges in the United States (trading symbols: ERF, HTE, PTF, PVX, PWI and PGH). Based upon published reports, the ownership of U.S. investors in these six funds ranges from approximately 50% to 70% and the combined market capitalization of these six dual listed funds is in excess of U.S. $16 billion.

Employees

We do not have any employees. We have two executive officers, one of whom is a member of our board of directors. We do not intend to have any full time employees prior to the consummation of the exchange offer.

Where You Can Find More Information

As a registrant, we file certain documents electronically with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (as appropriate). Our principal executive offices are located at 7500 San Felipe, Houston, Texas 77063 and our telephone number is (713) 659-1794. Our internet address is www.ensource-energy.com. We do not make copies of our reports filed under the Securities Exchange Act of 1934, as amended, (“Exchange Act”), available on our website because we currently do not conduct any operations. These reports may be accessed free of charge through our internet website (located at www.ensource-energy.com), where we provide a link to the SEC’s website (at www.sec.gov). We will also provide electronic or paper copies of our filings free of charge upon request. We make our website content available for informational purposes only. The website should not be relied upon for investment purposes nor is it incorporated by reference into this Form 10-K. You may read and copy any materials we file with the SEC at the SEC’s public reference room at 100 F Street NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information regarding the public reference room.

Information publicly filed by NGT are available to the public from commercial document retrieval services and at the Internet website maintained by the SEC at http://www.sec.gov.

NOTE ON NGT INFORMATION

NGT has not cooperated with the Partnership in, and has not been involved in, the preparation of this report and has not verified the information contained in this report relating to NGT. In respect of information relating to NGT’s business and operations presented in, or omitted from, this report, the Partnership has relied upon publicly available information, primarily information publicly filed by

NGT with the SEC. Information publicly filed by NGT may be examined and copies may be obtained at the places and in the manner set forth in the section captioned “Where You Can Find More Information.”

ITEM 1A.               RISK FACTORS

Our business faces many risks. If any of these risks were to occur, our business, results of operations, cash flows and financial condition could be materially adversely affected.

All of the information included in this report and any subsequent reports we may file with the SEC or make available to the public before investing in any securities issued by us should be carefully considered and evaluated.

Among the key risk factors that may have a direct impact on our business, results of operations, cash flows and financial condition are:

Risk Factors Relating to the Exchange Offer and Second-Step Merger

The exchange offer may reduce the number of depositary unitholders and thereby adversely affect the liquidity and value of non-tendered depositary units.

In the event that not all of the depositary units are tendered to and accepted by us for exchange in the exchange offer, the total number of depositary units and withdrawn trust units of NGT held by individual holders will be greatly reduced. As a result, the closing of the exchange offer would adversely affect the liquidity and could also adversely affect the market value of the remaining depositary units held by the public. Subject to the rules of the New York Stock Exchange, or the NYSE, the depositary units may be delisted from the NYSE. As a result of such delisting, depositary units not tendered pursuant to the exchange offer may become illiquid and may be of reduced value.

The second-step merger may not be approved by the trustee, which could require us to seek equity financing to fund elements of our business plan earlier than we would be required to do if the second-step merger is consummated, and may adversely affect the liquidity and value of non-tendered depositary units. In such event, we will be the majority holder of NGT’s outstanding trust units.

NGT’s trust agreement provides that the trustee must consent to any merger or business combination involving the trust. In the event the trustee does not consent to the second-step merger, we may not be able to effect the second-step merger. Since we plan to use our available cash resources to fund future acquisitions and then funds from future equity financings, the failure to complete the second-step merger could require us to seek equity financing to fund future acquisitions earlier than we would be required to do if the second-step merger is consummated. Additionally, the number of depositary units and withdrawn trust units held by individual holders will be greatly reduced. As a result, the liquidity of the depositary units could be adversely affected and the market value of the remaining depositary units held by the public could also be adversely affected. Subject to the rules of the NYSE, the depositary units may be delisted from the NYSE. In the event the second-step merger is not effected, we will hold a majority of the trust units and will have controlling votes on many issues brought before any trust unitholder meeting held pursuant to the trust agreement.

If Eastern American Marketing Corporation stops purchasing the gas produced in connection with the NGT legacy assets upon the consummation of the second-step merger, it may have a material adverse affect on us.

Eastern American has asserted that the gas purchase contract by which its affiliate, Eastern American Marketing Corporation, purchases all of the gas produced in connection with NGT’s legacy assets would terminate pursuant to its terms upon consummation of the Partnership Merger. Although we will complete the second-step merger in a manner that will not result in a termination of the gas purchase contract under its terms, Eastern American Marketing Corporation could cease to purchase gas under the gas purchase agreement. While such a cessation would be a breach of Eastern American Marketing Corporation’s contractual obligation under the gas purchase contract and we will have legal and equitable remedies available to us, such a failure by Eastern American Marketing Corporation to perform under the gas purchase agreement could have a material adverse affect on our financial condition and results of operations.

The Partnership’s verification of the reliability of NGT’s information included in, or omitted from, this report, pursuant to the Partnership’s due diligence review of NGT has been limited by the Partnership’s inability to obtain from the trustee the accounting and other records necessary for the Partnership to fully assess the financial and operating condition of NGT.

In respect of all information relating to NGT presented in, incorporated by reference into or omitted from, this report, the Partnership has relied upon publicly available information, including information publicly filed by NGT with the SEC. Although the Partnership has no knowledge that would indicate that any statements contained herein regarding NGT’s condition, including its financial or operating condition, based upon such publicly filed reports and documents are inaccurate, incomplete or untrue, the Partnership was not involved in the preparation of such information and statements. Any financial, operating or other information regarding NGT that may be detrimental to the Partnership following the Partnership’s acquisition of NGT that has not been publicly disclosed by NGT, or errors in the Partnership’s estimates due to the lack of information from NGT, may have an adverse effect on the benefits the Partnership expects to achieve through the consummation of the exchange offer.

Upon your receipt of common units of the Partnership in the exchange offer, you will become a common unitholder in the Partnership which may change the rights and privileges you hold as a depositary unitholder of NGT.

The Partnership is a Delaware limited partnership that will be governed by the laws of the State of Delaware and by its amended and restated limited partnership agreement. The Revised Limited Partnership Act of the State of Delaware extends to limited partners certain rights and privileges that may not exist under Delaware statutory trust law and, conversely, does not extend certain rights and privileges that you may have as a trust unitholder of a trust governed by Delaware law. The general partner of a limited partnership may elect to adopt certain provisions that have the effect of discouraging a third party from acquiring control of the limited partnership. Such provisions could limit the price that some investors might be willing to pay in the future for common units of the Partnership. These Delaware provisions may also have the effect of discouraging or preventing certain types of transactions involving an actual or a threatened change in control of the Partnership, including unsolicited takeover attempts, even though such a transaction may offer the Partnership common unitholders the opportunity to sell their common units of the Partnership at a price above the prevailing market price.

Financial Information of NGT is not prepared in accordance with GAAP.

The financial statements of NGT are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States, or GAAP. Although this basis of accounting is permitted for royalty trusts by the SEC, the financial statements of NGT differ from GAAP financial statements because revenues are not accrued in the month of production and cash reserves may be established for specified contingencies and deducted which could not be accrued in GAAP financial statements.

Depositary unitholders were not independently represented in establishing the terms of the exchange offer, and consequently the terms of the exchange offer may not be fair to depositary unitholders and may have been materially different if depositary unitholders had been independently represented.

No independent representative of the holders of depositary units was engaged by us for purposes of negotiating the terms of the exchange offer, nor was a fairness opinion, appraisal or other report related to the exchange offer obtained by us from an unaffiliated third party. On November 29, 2005, Houlihan Lokey Howard & Zukin issued an opinion to NGT’s trustee that the exchange offer is not fair to NGT’s unitholders. We did not seek the recommendations of NGT’s trustee or the recommendations about the type of transaction or the terms or prices from any independent underwriter, financial advisor or other securities professional. The absence of these protections was considered, but was not judged to be significant by us, in determining the fairness of the proposed exchange offer to such holders. We determined that the likelihood that such an unaffiliated representative of the unitholders or a fairness opinion would add value to the process of structuring the combination transactions was minimal and outweighed the costs of retaining such a representative or fairness opinion. As a result, the exchange rate and other terms of the exchange offer may not be as favorable as the terms that might have been obtained had an independent representative been retained or a fairness opinion requested.

Risk Factors Related to Our Business and the Oil and Natural Gas Industry

We are a new partnership with no operating history, and we might not be able to operate our business or implement our operating policies and strategies successfully, which could negatively impact our ability to pay distributions and cause you to lose all or part of your investment.

We were established in May 2005 and have not yet commenced acquisition operations. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of your investment could decline substantially. The results of our operations will depend on many factors, including the availability of acquisition opportunities presented to the Operating Company. Furthermore, if we cannot successfully operate our business or implement our operating policies and strategies as described in this report because the Operating Company cannot successfully execute its business plan and strategies as described in this report, it could negatively impact our ability to pay distributions and cause you to lose all or part of your investment.

Uncertainties exist in integrating the business and operations of the Partnership and NGT.

The Partnership intends, to the extent possible, to integrate NGT’s operations. Although the Partnership believes that the integration of NGT’s operations into the Partnership’s will not present any significant difficulties, there can be no assurance that the Partnership will not encounter substantial difficulties integrating NGT’s operations with the Partnership’s operations, resulting in a delay or the failure to achieve the anticipated synergies and, therefore, the expected increases in earnings and cost savings. The difficulties of combining the operations of the companies include, among other things:

•              possible inconsistencies in standards, controls, procedures and policies between NGT and the Partnership;

•              the possibility of tax costs or inefficiencies associated with the integration of the operations of the combined company; and

•              the possible need to modify operating control standards in order to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

For these reasons, the Partnership may fail to complete successfully the necessary integration of NGT and the Partnership, or to realize any of the anticipated benefits of the integration of the two companies. Actual cost savings and synergies may be lower than the Partnership currently expects and may take a longer time to achieve than the Partnership currently anticipates.

Additionally, we may not be able to execute our business plan, and even if we are successful, we can not assure any level of cash distribution or any increase in the trading price of our common units.

Our future distributions and proved reserves will be dependent upon the success of the Operating Company’s, and thus Ensource’s, efforts to acquire, manage and develop oil and natural gas properties that conform to the acquisition profile described in this report.

In addition to ownership of the net profits interests currently owned by NGT, in the future, our assets will consist of net profits interests we acquire from the Operating Company in oil and natural gas properties that the Operating Company acquires in the future. Other than initially acquiring the net profits interests on such properties, we will not have any control, right or power to manage or develop or control the management or development of such properties. Unless we acquire net profits interests from the Operating Company on properties it acquires in the future containing additional proved reserves or it successfully develops proved reserves on properties it acquires, our proved reserves will decline as the reserves attributable to the underlying properties burdened by such interests are produced. In addition, if the costs to develop or operate the properties burdened by our legacy or future acquired net profits interests increase, the estimated proved reserves associated with our net profits interests will be reduced below the level that would otherwise be estimated. The Operating Company, under the management of Ensource, will manage and develop such properties, and the ultimate value to us of the net profits interests burdening such properties which we acquire will be dependent upon the ability of Ensource, through the Operating Company, to acquire, manage and develop such properties. As a result, our future cash distributions will be dependent to a substantial extent upon the ability of Ensource to acquire, manage and develop such properties.

Suitable acquisition candidates may not be available on terms and conditions that the Operating Company, through Ensource, finds acceptable, and acquisitions pose substantial risks to the Operating Company and our businesses, financial conditions and results of operations. Even if future acquisitions are completed, the following are some of the risks associated with acquisitions, which could reduce the amounts payable to us in respect of net profits interests we purchase from the Operating Company on the affected property:

•              some of the acquired properties may not produce revenues, reserves, earnings or cash flow at anticipated levels;

•              the Operating Company may assume liabilities that were not disclosed or that exceed its estimates;

•              the Operating Company may be unable to integrate acquired properties successfully and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operation, technical or financial problems;

•              acquisitions could disrupt the Operating Company’s ongoing business, distract management, divert resources and make it difficult to maintain our current business standards, controls and procedures; and

•              the Operating Company may incur additional debt related to future acquisitions.

Producing oil and natural gas wells extract hydrocarbons from underground structures referred to as reservoirs. Reservoirs contain a finite volume of hydrocarbon reserves referred to as reserves in place. Based on prevailing prices and production technologies, only a fraction of reserves in place can be recovered from a given reservoir. While prolonged increased prices or enhancements in production technology can permit increases in the fraction of reserves in place that can ultimately be recovered from a given reservoir, the volume of the reserves in place that is recoverable from a particular reservoir is reduced as production from that well continues. The reduction is referred to as depletion. Ultimately, the economically recoverable reserves from a particular well will deplete entirely and the producing well will cease to produce and will be plugged and abandoned. As a result, unless the Partnership is able over the long term to replace the reserves that are produced in respect of its net profits interests, investors in its common units should consider the cash distributions that are paid on the common units not merely as a “yield” on the common units, but as a combination of both a return of capital and a return on investment. Investors in our common units will have to obtain the return of capital invested out of cash flow derived from their investments in common units during the period when reserves can be economically recovered. Accordingly, we give no assurances that the distributions you receive over the life of your investment will meet or exceed your initial capital investment.

We will initially invest our funds in interest bearing accounts and securities which may produce annual interest payments to us that are less than the annual management fees and expenses we pay indirectly to Ensource, thus the initial return on your investment may be lower than when our portfolio is fully invested in properties that meet our investment objectives.

We anticipate that, depending on market conditions, it will take us approximately 12-24 months to invest substantially all of our funds in net profits interests burdening oil and natural gas producing properties that meet the investment objectives of the Operating Company. During this period, we will invest our funds primarily in temporary investments, such as cash, cash equivalents, interest bearing U.S. government securities and high-quality debt securities maturing in one year or less, which may produce returns that are less than the management fees we pay indirectly to Ensource. As a result, any distributions payable during this period may be lower than the distributions that we may be able to pay when our funds are fully invested in net profits interests in oil and natural gas assets that meet our investment objectives. In addition, until such time as our funds are invested in net profits interests in oil and natural gas properties meeting our investment objectives, the market price for our common units may decline.

Upon making acquisitions, we will reduce the cash funds we otherwise have available, thus making us more dependent on income from oil and natural gas properties.

The amount of risk to us will increase as we use our funds, consisting of cash, cash equivalents, U.S. government securities and high-quality debt maturing in one year or less, to purchase net profits interests burdening oil and natural gas properties that are acquired by the Operating Company in the future. The amount of our funds will decrease as acquisitions are made, thereby making us more dependent on income from oil and natural gas properties. Ultimately, we expect to invest all of our funds other than a working capital reserve determined by our General Partner to be appropriate for our needs.

We may not have sufficient cash to enable us to pay the minimum quarterly distribution.

Our ability to pay the minimum quarterly distribution of $0.50 per common and subordinated unit each quarter (subject to proration for the quarter in which the closing of the exchange offer occurs) will depend upon a number of factors, including our revenues, which will depend primarily upon the amount of free cash flow generated by our net profits interests from the legacy properties we acquire from NGT and net profits interests that burden oil and natural gas properties acquired by the Operating Company. The amount of such free cash flow is dependent upon numerous factors beyond the Operating Company’s control. Other factors that may affect our ability to pay the minimum quarterly distribution each quarter include the following:

•              the costs to acquire net profits interests from the Operating Company;

•              differences between our projections of production, realized prices and costs attributable to our net profits interests and the actual realized results from such net profits interests;

•              our intention not to incur indebtedness by the Partnership, the funds from which could otherwise be used to pay cash distributions;

•              proceeds from or payments in respect of the Partnership’s hedging activities;

•              capital expenditures; and

•              adjustments in cash reserves made by our General Partner in its discretion.

Additionally, our ability to pay the minimum quarterly distribution each quarter will depend on the amount of cash the Operating Company generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•              the actual volume of hydrocarbons produced from the burdened properties, the prices realized for that production and the costs incurred in connection therewith;

•              the level of its indebtedness, the payments of principal and interest required thereunder and the restrictions contained in the debt instruments of the Operating Company relating to such indebtedness; and

•              the level of its maintenance and drilling expenses.

In addition, the actual amount of cash we will have available for distribution will depend on other factors affecting the Operating Company, some of which are beyond its control, including:

•              the level of capital expenditures it makes to acquire, maintain or enhance its producing properties;

•              the cost of its acquisitions, if any;

•              its debt service requirements, if any;

•              fluctuations in its working capital needs;

•              timing and collectibility of receivables;

•              restrictions on distributions contained in its credit facility, if any;

•              its ability to make working capital borrowings under its credit facility, if any, to pay distributions;

•              prevailing economic conditions; and

•              the amount of cash reserves established by its managers for the proper conduct of its business.

Furthermore, you should be aware that our ability to pay the minimum quarterly distribution each quarter depends primarily on cash flow, including cash flow from working capital reserves and cash balances, and not solely on profitability, which is affected by non-cash items. Therefore, we may make cash distributions during periods when we record losses and may not make distributions during periods when we record profits.

Finally, we may also not be able to make any distributions to anyone due to one or more of the following situations:

•              restrictions on net profits distributions by the Operating Company contained in its future debt agreements;

•              our general and administrative expenses, including expenses we will incur as the result of being a public company;

•              reserves our General Partner believes prudent for us to maintain for the proper conduct of our business or to provide for future distributions;

•              our General Partner’s board of directors has broad discretion to establish reserves for the prudent conduct of our business and the establishment of those reserves could result in a reduction of our stated distribution policy;

•              while our partnership agreement requires us to distribute our available cash, our partnership agreement, including our cash distribution policy contained therein, may be amended by a vote of at least a majority of our outstanding common units;

•              even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is at the discretion of our General Partner, taking into consideration the terms of our partnership agreement;

•              under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to you if the distribution would cause our liabilities to exceed the fair value of our assets; and

•              we may lack sufficient cash to pay distributions to our unitholders due to increases in general and administrative expenses, working capital requirements and anticipated cash needs.

High oil and natural gas prices may increase the availability of alternative sources of capital and reduce the availability of suitable properties that constitute the Operating Company’s targeted investments.

As a result of the current high prices for oil and natural gas relative to historic levels, both public and private energy companies are generally experiencing strong financial results and increased cash flows. Therefore, such companies are not inclined to sell producing oil and natural properties as a means of generating cash. In addition, if the lenders to such companies base borrowing capacity on reserve value calculations, then such companies may be able to borrow more funds than when commodity prices are lower because higher commodity prices typically increase reserve values. Each of these scenarios may reduce the availability of suitable properties for the Operating Company to acquire because less companies are selling such properties, and if such properties are being sold, those companies enjoying strong financial results may be able to pay more for such properties than the Operating Company. If the Operating Company is unable to purchase suitable oil and natural gas properties, its reserves will deplete without replenishment, thereby negatively affecting is revenues, which in turn will affect our revenues and cash flow.

The Operating Company may not be able to compete for acquisition opportunities with competitors who may have greater resources or have a lower cost of capital, thus allowing them to pay more for assets. This disparity may cause the operating company to lose investment opportunities and thus not be able to implement its business plan.

The Operating Company is a newly-formed company with no operating history or established funding source. It operates in a highly competitive environment for acquiring properties, marketing oil and natural gas, and securing trained personnel. A large number of entities with more established operating histories will compete with the Operating Company to make the types of investments that it plans to make in energy assets. The Operating Company will compete with public and private companies, investment banks, private equity funds, institutional investors and high net worth individuals. Many of its competitors are substantially larger and have considerably greater financial, technical and marketing resources than it does. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to the Operating Company. In addition, some of its competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than it. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. The competitive pressures for properties, marketing oil and natural gas, and securing trained personnel that the Operating Company faces may have a material adverse effect on its business, financial condition and results of operations. The Operating Company may not be able to identify oil and natural gas properties fitting its investment objective, and if it does identify such properties, it may not be able to acquire them due to a lack of funding or not being able to offer a higher price than companies with greater resources or lower cost of capital. If the Operating Company does acquire such properties, it may not be able to recruit enough qualified personnel to operate, manage and develop such properties. As our strategy is to acquire net profits interests on future acquisitions by the Operating Company, the inability of the Operating Company to consummate acquisitions or delays in acquisitions or to operate, manage or develop properties could affect our future results of operations and our ability to successfully implement our strategy.

A substantial or extended decline in oil and natural gas prices may adversely affect our business, financial condition or results of operation and our ability to meet our capital expenditure obligations and financial commitments.

The price that (1) we realize for the production attributable to the legacy properties we acquire from NGT and (2) the Operating Company receives for its oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth due to our purchase of net profits interests on those producing properties. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices realized for the production attributable to NGT’s legacy net profits interests and attributable to any net profits interests we acquire in the future that burden properties acquired by the Operating Company, and the levels of this production, depend on numerous factors beyond our control. These factors include the following:

•              changes in global supply and demand for oil and natural gas;

•              the actions of the Organization of Petroleum Exporting Countries, or OPEC;

•              the price and quantity of imports of foreign oil and natural gas;

•              political conditions, including embargoes, in or affecting other oil-producing activity;

•              the level of global oil and natural gas exploration and production activity;

•              the level of global oil and natural gas inventories;

•              weather conditions;

•              technological advances affecting energy consumption; and

•              the price and availability of alternative fuels.

Lower oil and natural gas prices may not only indirectly decrease revenues on a per common unit basis but also may reduce the amount of oil and natural gas that can be produced economically. A substantial or extended decline in oil or natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity, ability to pay cash distributions or the ability of the Operating Company to finance planned capital expenditures on properties on which we hold a net profits interest.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect the Operating Company’s, and thus, our business, financial condition or results of operations.

To the extent that the Operating Company purchases properties with a significant percentage of additional development, exploitation or enhanced recovery opportunities, our future success will depend in part on the success of the exploitation, development and production activities to be conducted by the Operating Company on such properties that are burdened by a net profits interest that we purchase from the Operating Company. The Operating Company’s oil and natural gas development and production activities are subject to numerous risks beyond the Operating Company’s control, including the risk that drilling will not result in commercially viable oil or natural gas production. The Operating Company’s decisions to purchase, develop or otherwise exploit properties will depend in part on the evaluation of data obtained through production data and engineering studies, geophysical and geological analyses, the results of which are often inconclusive or subject to varying interpretations. Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of the Operating Company’s reserves. The cost of drilling, completing, operating and re-working wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical and that will adversely affect the revenues we receive under our net profits interest on such overrun property. Further, many factors may curtail, delay or cancel drilling, including the following:

•              delays imposed by or resulting from compliance with regulatory requirements;

•              pressure or irregularities in geological formations;

•              shortages of or delays in obtaining equipment and qualified personnel;

•              equipment failures or accidents;

•              adverse weather conditions, such as hurricanes and tropical storms;

•              reductions in oil and natural gas prices;

•              title problems; and

•              limitations in the market for oil and natural gas.

Any of these events can cause substantial losses, including personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination, loss of wells and regulatory penalties, which will reduce the cash payable by the Operating Company to us under the net profits interests we own on the affected property.

The Operating Company expects to maintain insurance against various losses and liabilities arising from its operations; however, insurance against all operational risks is not available. Additionally, the Operating Company may elect not to obtain insurance if Ensource believes that the cost of available insurance is excessive compared to the perceived risks presented. Losses could therefore occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event on a property owned by the Operating Company and on which we hold a net profits interest that is not fully covered by insurance could have a material adverse impact on our financial condition and results of operations.

Substantial acquisitions or other transactions could require significant external capital and could change the Operating Company’s, and thus our, risk and property profile.

The Operating Company’s strategy is to target lower risk, medium-to-long lived oil and natural gas properties located predominantly on shore in the continental United States, significant acquisitions or other transactions can change the character of the Operating Company’s operations and business. The character of the new properties may be substantially different in operating or geological characteristics or geographic location than the Operating Company’s existing properties. As a result of the differences in property characteristics and risk profiles, the Operating Company may not be able to obtain external funding for any such acquisitions or other transactions or to obtain external funding on terms acceptable to it.

The changes in the characteristics and risk profiles of such properties will in turn affect our risk profile, which may negatively affect our ability to issue equity securities in order to fund future acquisitions of net profits interests.

Properties that the Operating Company buys may not produce as projected, and it may be unable to identify liabilities associated with the properties or obtain protection from sellers against them.

Our business strategy includes a continuing acquisition program by the operating company and our purchase from the operating company of net profits interests on such acquired properties. The Operating Company’s assessment of properties being evaluated for possible purchase will not reveal all existing or potential problems, nor will it permit the Operating Company to become familiar enough with the properties to assess fully their capabilities and deficiencies. In the course of the Operating Company’s due diligence, it may not inspect every well or pipeline. Inspections may not reveal structural and environmental problems, such as pipeline corrosion or groundwater contamination, when they are made. The Operating Company may not be able to obtain contractual indemnities from the seller for liabilities that it created. The Operating Company may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with the Operating Company’s expectations.

The Operating Company may transfer or abandon properties that are subject to the net profits interests.

The Operating Company may at any time transfer all or part of the properties underlying the net profits interests. Our common unitholders are not entitled to vote on any transfer, however, any such transfer must also simultaneously include the net profits interests at a corresponding price.

The Operating Company or any transferee may abandon any well or property if it reasonably believes that the well or property can no longer produce in commercially economic quantities. This could result in termination of the net profits interests relating to the abandoned well.

If oil and natural gas prices decrease, we may be required to take write-downs of the carrying values of our oil and natural gas properties.

Accounting rules require that we review periodically the carrying value of our net profits interests on oil and natural gas properties, that is, both the legacy net profits interests and net profits interests that we acquire in the future, for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of its oil and natural gas properties. A write-down constitutes a non-cash charge to earnings. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.

The Operating Company may incur substantial losses and be subject to substantial liability claims as a result of the Operating Company’s oil and natural gas operations. These losses and liability claims could materially and adversely affect the cash we receive.

Losses and liabilities arising from uninsured and underinsured events at the Operating Company could materially and adversely affect the cash we receive under our net profits interests on properties acquired by the Operating Company which in turn could adversely affect our financial condition or results of operations. The Operating Company’s oil and natural gas exploitation and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

•              environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;

•              abnormally pressured formations;

•              mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;

•              fires and explosions;

•              personal injuries and death; and

•              natural disasters.

Any of these risks could adversely affect the Operating Company’s ability to conduct operations or result in substantial losses to the Operating Company and, thereby reducing the cash otherwise payable to us in respect of our net profits interests in the property subject to the Operating Company’s operations. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, then it could adversely affect the Operating Company, thereby reducing the cash otherwise payable to us in respect of and through our net profits interests burdening the Operating Company’s property.

Our net profits interests may initially burden a limited number of producing assets, which would magnify the effect if one of those assets were to suffer a significant loss. This could negatively impact our net profits interest in such assets, our ability to pay you distributions and cause you to lose all or part of your investment.

Our primary investment activity and business is to acquire net profits interests burdening properties to be acquired by the Operating Company in the future. While we intend for our investments to be allocated among a substantial number of properties, there is no limit on the amount of the Operating Company’s capital that it may invest in any one asset or group of assets if the board of directors of our General Partner approves such acquisition. In addition, upon closing of the exchange offer and the second-step merger, our operating assets will consist of the legacy net profits interests of NGT, together with cash from the capital contribution by our General Partner and proceeds form the sale of the zero coupon bonds. A consequence of this concentration is that the aggregate returns we initially realize may be adversely affected if a small number of the properties underlying the legacy NGT net profits interests perform poorly or if any such properties otherwise become impaired or require substantial capital to maintain production. While the Operating Company will have fixed guidelines for diversification, our future investments in additional net profits interests could be concentrated in relatively few producing assets or in a few production regions even if the Operating Company is successful in achieving what it believes constitutes appropriate diversification. In such cases, financial difficulty on the part of any single producing property will expose us to a greater risk of loss than would be the case if the Operating Company were to invest in a more diverse set of assets. To the extent that the Operating Company makes a large investment in a small number of properties, our net asset value and thus the market price of our common units may fluctuate as a result of changes in the financial condition or in the market’s assessment of the property base subject to our net profits interests. These factors could negatively impact our ability to pay you distributions and could cause you to lose all or part of your investment.

A majority of the oil and natural properties subject to the net profits interests may be geographically concentrated, which could cause net proceeds payable under the net profits interests to be impacted by regional events.

In the event that a majority of the oil and natural gas properties subject to the net profits interests are located in a concentrated area, any regional events, including natural disasters, that increase costs, reduce availability of equipment or supplies, reduce demand or limit production may impact the net proceeds payable under the net profits interests more than if the properties were more geographically diversified.

The number of prospective natural gas purchasers and methods of delivery are considerably less than would otherwise exist from a more geographically diverse group of properties.

Under the terms of the net profits interests, much of the economic risk of the underlying oil and natural gas properties is passed along to us.

Under the terms of the net profits interests, virtually all costs that may be incurred in connection with the oil and natural gas properties, including overhead costs that are not subject to an annual reimbursement limit, are deducted as production costs or excess production costs in determining amounts payable to us. Therefore, we bear up to 99% of the costs of the working interest properties, and if costs exceed revenues, we do not receive any payments under the net profits interests.

In addition, although we would never have to pay costs relative to the burdened properties if they exceeded revenues, the terms of the net profits interests provide for such excess costs to be accumulated and charged in future periods, which could result in our not receiving any payments under the net profits interests until all prior uncharged costs have been recovered by the Operating Company.

Market conditions or operational impediments may hinder the Operating Company’s access to oil and natural gas markets or delay the Operating Company’s production.

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder the Operating Company’s access to oil and natural gas markets or delay its production. The availability of a ready market for oil and natural gas production attributable to its interests therein depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. The ability of the operator or working interest owner of the properties burdened by our net profits interests to market the production attributable to such interests depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. The failure of such operator or working interest owner to obtain such services on acceptable terms could materially adversely affect the cash we receive in respect of our interests, which in turn could adversely affect our financial condition or results of operations. The operator could be required to shut in wells for a lack of a market or because of inadequacy or unavailability of natural gas pipeline or gathering system capacity. If that were to occur, then we would be unable to realize revenue in respect of our interests in the net revenue from those wells until production arrangements were made to deliver to market.

The Operating Company is subject to complex laws that can affect the cost, manner or feasibility of doing business.

Exploration, development, production and sale of oil and natural gas are subject to extensive federal, state and local regulation. Because the operating company participates in these activities, it may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:

•              discharge permits for drilling operations;

•              drilling bonds;

•              reports concerning operations;

•              the spacing of wells;

•              unitization and pooling of properties; and

•              taxation.

Under these laws, the Operating Company could be liable for personal injuries, property damage and other damages. Failure to comply with these laws also may result in the suspension or termination of its operations and subject it to administrative, civil and criminal penalties. Moreover, these laws could change in ways that substantially increase its costs. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially adversely affect its financial condition and results of operations and thus our financial condition and results of operations through our net profits interests in property acquired and operated by the Operating Company.

Because the Operating Company handles oil and natural gas and other petroleum products in its businesses, it may incur significant costs and liabilities in the future resulting from a failure to comply with new or existing environmental regulations or an accidental release of hazardous substances into the environment.

The operations of the Operating Company’s wells, gathering systems, pipelines and other facilities that it acquires in the future will be subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example:

•              the federal Clean Air Act and comparable state laws and regulations that impose obligations related to air emissions;

•              the federal Resource Conservation and Recovery Act, or RCRA, and comparable state laws that impose requirements for the discharge of waste from the Operating Company’s facilities; and

•              the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as “Superfund,” and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by the Operating Company or locations to which it has sent waste for disposal.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes, including the Clean Air Act, RCRA, CERCLA and the federal Water Pollution Control Act of 1972, also known as the Clean Water Act, and analogous state laws and regulations, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed of or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase the Operating Company’s compliance costs and the cost of any remediation that may become necessary. It may not be able to recover these costs from insurance. Any of these additional costs and liabilities will reduce the amounts payable to us under our net profits interests on the affected properties, which reductions could be material, and which will in turn reduce the cash we have available to pay distributions to our unitholders.

If the Operating Company acquires properties with significant development, exploitation, enhanced recovery or other capital costs, operations by the Operating Company could require substantial capital expenditures, which will reduce cash available payable to us on the net profits interest royalties that we acquire in the future from the Operating Company in respect of such properties.

The oil and natural gas industry is capital intensive. The Operating Company expects to make substantial capital expenditures in its business and operations for the acquisition, development and production of oil and natural gas reserves. Development and production expenditures will reduce the net profits generated in respect of the properties on which such expenditures are incurred, which will in turn reduce the cash payable to us in respect of our net profits interests thereon. The Operating Company expects to finance its future capital expenditures with cash flow from operations, and we expect to finance our future capital expenditures (which will consist primarily of the acquisition of net profits interests on properties acquired in the future by the Operating Company) with proceeds from the sale of the zero coupon bonds, from the capital contribution made by our General Partner and its affiliates (net of costs and expenses of this exchange offer and the second-step merger) and proceeds from future sales of limited partner interests in the Partnership. The Operating Company’s cash flow from operations and access to capital are subject to a number of variables, including:

•              its proved reserves;

•              the level of oil and natural gas it is able to produce from existing wells;

•              the prices at which its oil and natural gas are sold; and

•              its ability to acquire, locate and produce new reserves.

The Operating Company may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in its oil and natural gas reserves.

If the Operating Company’s revenues or the borrowing base under any revolving credit facility decrease as a result of lower oil and natural gas prices, operating difficulties, declines in reserves or for any other reason, it may have limited ability to obtain the capital necessary to sustain its operations at current levels. If additional capital is needed, it may not be able to obtain debt or equity financing on terms favorable to it, or at all. If cash generated by operations or available under any revolving credit facility is not sufficient to meet its capital requirements, the failure to obtain additional financing could result in a curtailment of its operations relating to development of its prospects, which in turn could lead to a possible decline in its oil and natural gas reserves. These declines could in turn reduce the amount payable to us in respect of our net profits interests, which could in turn reduce materially the amount of cash available for distribution to our unitholders.

The unavailability or high cost of additional drilling rigs, equipment, supplies, personnel and oil field services could adversely affect the Operating Company’s ability to execute on a timely basis its exploitation and development plans within its budget.

Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect its development and exploitation operations, which could have a material adverse effect on the business, financial condition or results of operations of the Operating Company, which could in turn affect adversely the cash payable to us in respect of our net profits interests on properties acquired by the Operating Company.

The Operating Company’s use of oil and natural gas price hedging contracts involves credit risk and may limit future revenues from price increases and result in significant fluctuations in its net income.

The Operating Company anticipates that it will enter into forward sales contracts for its oil and natural gas production to reduce its exposure to fluctuations in the price of oil and natural gas and to seek to preserve the intended economic benefits of its property acquisitions. Forward sales contracts will expose it to risk of financial loss in some circumstances, including if production is less than expected, the other party to the contract defaults on its obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. Forward sales contracts may limit the benefit it would have otherwise received from increases in the price for oil and natural gas.

The Partnership’s use of oil and natural gas price hedging contracts involves credit risk and may limit future revenues from price increases and result in significant fluctuations in its net income.

The Partnership anticipates that it will enter into financial hedging transactions for a portion of the oil and natural gas production attributable to its net profits interests in properties owned by the Operating Company in order to reduce its exposure to fluctuations in the price of oil and natural gas and to seek to preserve the intended economic benefits of its net profits acquisitions. Hedging transactions will expose the Partnership to risk of financial loss in some circumstances, including if production attributable to the net profits interests is less than expected, the other party to the contract defaults on its obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

Risk Factors Inherent to an Investment in the Partnership

Our future distributions may be reduced as a result of our governance structure.

There is no guarantee that common unitholders will receive quarterly distributions from us. Our distribution policy is subject to certain restrictions and may be changed at any time, including:

•              our General Partner’s board of directors has broad discretion to establish reserves for the prudent conduct of our business and the establishment of those reserves could result in a reduction of our stated distribution policy;

•              while our partnership agreement requires us to distribute our available cash, our partnership agreement, including our cash distribution policy contained therein, may be amended by a vote of at least a majority of our outstanding common units;

•              even if our cash distribution policy is not modified or revoked, the amount of distributions paid under our policy and the decision to make any distribution is at the discretion of our General Partner, taking into consideration the terms of our partnership agreement;

•              under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to you if the distribution would cause our liabilities to exceed the fair value of our assets; and

•              we may lack sufficient cash to pay distributions to our unitholders due to increases in general and administrative expenses, working capital requirements and anticipated cash needs.

If the General Partner loses key senior management or is unable to attract and retain the talent required for our business, our operating results could suffer.

Our performance depends largely on the efforts and abilities of the members of senior management of our General Partner. These executives have substantial experience and expertise in the energy business. The unexpected loss of services of one or more of these individuals could have an adverse effect on our business. As we grow, the General Partner will need to attract and retain additional qualified personnel and develop, train and manage an increasing number of management-level employees. We cannot assure you that our General Partner will be able to attract and retain personnel as needed in the future. In particular, we depend on the performance of Scott W. Smith, President and Chief Executive Officer, and Marshall M. Eubank, Executive Vice President and Chief Financial Officer, of our General Partner.

The General Partner, the Operating Company and Ensource do not currently have any employees nor have they contracted for any oil and natural gas professionals. If they are unable to hire adequately employees or contract for such oil and natural gas professionals, they may not be able execute the Operating Company’s business plan.

We and our affiliates are newly created companies with no operating history, thus we do not have any employees other than the senior management described in this report. Additionally, none of the General Partner, the Operating Company nor Ensource have contracted for the services of any oil and natural gas professionals because there is currently no oil and natural gas property for the Operating Company to develop and manage. The Operating Company, under the management of Ensource, will not hire any employees or contract for any oil and natural gas professionals until after consummation of the second-step merger or the determination that we will not be able to complete the second step merger due to the failure or refusal of the trustee of NGT to enter into the merger agreement, when they have identified oil and natural gas properties to acquire. They may not be able to identify and hire qualified employees or to contract for oil and natural gas professionals when they are ready to do so. This inability to hire employees or to contract for oil and natural gas professionals may delay execution of the Operating Company’s business plan, which in turn could cause the Operating Company to miss acquisition or management and development opportunities or reduce the oil and natural gas production of existing properties, all of which would have a negative impact on the Operating Company’s revenues.

The Partnership’s anti-takeover provisions may delay or prevent a change of control of the Partnership, which could adversely affect the price of our common units.

The existence of some provisions in the Partnership’s amended and restated limited partnership agreement and Delaware law may delay or prevent a change in control of the Partnership, which could adversely affect the price of our common units. The Partnership’s limited partnership agreement contain some provisions that may make the acquisition of control of the Partnership more difficult, including provisions relating to the effects of removal of the General Partner and limitations on voting rights imposed upon a beneficial owner of 20% or more of our common units. In addition, Delaware law also imposes some restrictions on mergers and other business combinations between the Partnership and any holder of 15% or more of its outstanding common units.

A regular trading market for our common units might not develop, which would harm the liquidity and value of our common units.

There is no established trading market for our common units. The Partnership’s common units have been approved for listing on the NYSE, subject to official notice of issuance, under the symbol “ENF”, however, we cannot assure you that regular trading of our common units will develop on that exchange or elsewhere or, if developed, that any such market will be sustained. Accordingly, we cannot assure you of:

•              the liquidity of any trading market for our common units;

•              the ability of our unitholders to sell their common units; or

•              the prices that our unitholders may obtain for their common units.

The market price and trading volume of our common units may be volatile following this offering, and you may be unable to resell your shares at or above the unit price prior to the exchange offer.

Even if active trading markets develop for our common units after the exchange offer, the market price of our common units may be highly volatile and subject to wide fluctuations. In addition, the trading volume in our common units may fluctuate and cause significant price variations to occur. The trading price per common unit is expected to be a function of anticipated Partnership distributable income, which will in turn be a function of the net profits from the NGT legacy interests and the oil and natural gas properties acquired by the Operating Company in the future. In addition, the trading price will be affected by perceptions of our ability to successfully execute our business strategy. The market price of the common units will also be sensitive to a variety of market conditions including, but not limited to, interest rates and the ability of the Operating Company to acquire suitable oil and natural gas properties. Changes in market conditions may adversely affect the trading price of our common units. If the market price of our common units declines significantly, you may be unable to resell your units at or above the market price of the depositary units prior to the transaction. We cannot assure you that the market price of our common units will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our common unit price or result in fluctuations in the price or trading volume of our common units include:

•              actual or anticipated variations in our quarterly operating results or distributions;

•              changes in market valuations of similar companies;

•              adverse market reaction to any increased indebtedness that the Operating Company incurs in the future;

•              loss of partnership status;

•              changes in revenue or earning estimates or publication of research reports by analysts;

•              speculation in the press or investment community; and

•              general market and economic conditions, including fluctuations in commodity prices or interest rates.

The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common units.

We may allocate our capital after the transaction to acquisitions with which you may not agree.

We will have significant flexibility in investing the funds available to us after the second-step merger and may use such funds to acquire net profits interests or other investments with which you may not agree. Although we have attempted to describe the Operating Company’s targeted investments and their expected characteristics, our goal is to invest in future net profits interests in a manner and time so as to increase distributions and common unitholder value. If the energy market dictates that we vary our investment approach from that described in this report, then we will adjust our strategy accordingly.

Terrorist attacks and other acts of violence or war may affect any market for our common units, impact the businesses in which the Operating Company invests and harm its operations and profitability.

Terrorist attacks may harm the Operating Company’s results of operations and thus your investment by way of the net profits interests acquired from the Operating Company on property it acquires. We cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses. Such attacks or armed conflicts in the U.S. or elsewhere may impact the businesses in which the Operating Company invests directly or indirectly, by undermining economic conditions in the United States. Losses resulting from terrorist attacks are generally uninsurable.

The common units are not equivalent to shares of common stock. Even if common unitholders are dissatisfied, they cannot easily remove our General Partner.

The common units should not be viewed by investors as shares in a corporation. The common units represent a limited partnership interest in the Partnership. After completion of the exchange offer and second step merger, the Partnership’s assets will be the net profits interests constituting the legacy assets we acquire from NGT, cash from the General Partner’s contribution and sale of the zero coupon bonds underlying the depositary units accepted by us for exchange and net profits royalty interests we acquire in the future on producing properties to be acquired by the Operating Company in the future.

Unlike the holders of common stock in a corporation, common unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Common unitholders did not elect our General Partner or the board of directors of our General Partner and will have no right to elect our General Partner or the board of directors of our General Partner on an annual or other continuing basis.

The board of directors of our General Partner is appointed by Ensource, as our General Partner’s general partner, and the limited partners of our General Partner. The General Partner’s board of directors has a fiduciary duty to manage the General Partner on behalf of its partners. The General Partner, in turn, has a fiduciary duty to manage the Partnership on behalf of its partners. These differing duties could result in conflicts of interest.

Furthermore, if common unitholders are dissatisfied with the performance of our General Partner, they will have little ability to remove our General Partner. First, our General Partner generally may not be removed except upon the vote of the holders of at least 66 2/3% of the outstanding units voting together as a single class. Also, if our General Partner is removed without cause during the subordination period and common units held by the General Partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. A removal of the General Partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the General Partner liable for actual fraud, gross negligence, or willful or wanton misconduct in its capacity as our General Partner. Cause does not include most cases of charges of poor management of the business, so the removal of the General Partner because of the common unitholders’ dissatisfaction with the General Partner’s performance in managing our partnership will most likely result in the termination of the subordination period.

Furthermore, common unitholders’ voting rights are further restricted by the partnership agreement provision providing that any common units held by a person that owns 20% or more of any class of common units then outstanding, other than the General Partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of the General Partner, cannot be voted on any matter. In addition, the partnership agreement contains provisions limiting the ability of common unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the common unitholders’ ability to influence the manner or direction of management.

As a result of these provisions, the price at which our common units will trade may be lower because of the absence or reduction of a takeover premium in the takeover price.

The control of our General Partner may be transferred to a third party without common unitholder consent.

Ensource may transfer its general partner interest in the General Partner to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in the partnership agreement of our General Partner on the ability of the owners of our General Partner to transfer their ownership interest in the General Partner to a third party. The new owner of our General Partner would then be in a position to replace the board of directors and officers of our General Partner with its own choices and thereby influence the decisions taken by the board of directors and officers.

We may issue additional common units without your approval, which would dilute your existing ownership interests.

During the subordination period and thereafter, our General Partner may cause us to issue, without your approval, an unlimited number of additional limited partner interests, which may include common units or limited partner interests that are junior, pari passu or senior to common units in respect of the preference to cash distributions and distributions in liquidation. Our partnership agreement does not give the common unitholders the right to approve our issuance at any time of equity securities ranking junior, pari passu or senior to the common units.

The issuance of additional common units or other equity securities of equal or senior rank will have the following effects:

•              your proportionate ownership interest in us will decrease;

•              the amount of cash available for distribution on each unit may decrease;

•              because a lower percentage of total outstanding common units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by the common unitholders will increase;

•              the relative voting strength of each previously outstanding common unit may be diminished; and

•              the market price of the common units may decline.

One of our objectives is to continually add to our reserves through acquisitions of net profits interests in producing properties acquired in the future by the Operating Company. Our success is, in part, dependent on our ability to raise capital from time to time. Our common unitholders may suffer dilution in connection with future issuance of partnership units the proceeds of which are used to fund such acquisitions.

Cost reimbursements due our General Partner may be substantial and will reduce the cash available to you.

Prior to making any regular quarterly distribution on the common units, we will reimburse (or set aside funds to reimburse) our General Partner and its affiliates, for all expenses they have incurred on our behalf. The reimbursement of expenses could adversely affect our ability to pay cash distributions to you. Our General Partner has sole discretion to determine the amount of these expenses. In addition, our General Partner and its affiliates may provide us with other services for which we will be charged fees as determined by our General Partner. Excluding reimbursements for costs and expenses associated with this offering and the related transactions, we estimate that the total amount of the reimbursements and fees will be approximately $2.3 million in the first year following this offering.

Your liability may not be limited if a court finds that common unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to such general partner. While our partnership is organized under Delaware law, we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. You could be liable for our obligations as if you were a general partner if:

•              a court or government agency determined that we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•              your right to act with other common unitholders to remove or replace the General Partner, to approve some amendment to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

In addition, Section 17-607 of the Delaware Revised Uniform Limited Partnership Act provides that, under some circumstances, a common unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution.

Economic downturns could impair the Operating Company’s access to capital, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment.

The Operating Company will partially rely on bank loans and credit facilities to make acquisitions of oil and natural gas properties. Economic downturns could lead to decreases in revenues, net income and assets. Unfavorable economic conditions also could increase the Operating Company’s funding costs, limit its access to the capital markets or result in decisions by lenders not to extend credit to it. These events could prevent the Operating Company from making additional investments and harm its operating results, which in turn could negatively affect the amounts that the Operating Company pays to us in respect of the net profits interests we acquire from the Operating Company, and, therefore, our ability to pay you cash distributions. Similarly, we may be unable to make investments in additional net profits interests, which in turn could negatively impact our ability to pay you distributions.

The board of directors of the General Partner may change most of our operating policies and strategies without prior notice or common unitholder approval, the effects of which could adversely affect our results of operations, financial condition or the amount of cash available for distribution to unitholders.

The board of directors of our General Partner has the authority to modify or waive most of our current operating policies and our strategies without prior notice and without common unitholder approval. We cannot predict the effect that any changes to our current operating policies and strategies would have on our business, operating results or value of our common units. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. In the event that such board of directors determines that we cannot economically pursue our investment objectives, they may at some future date decide to seek to convert us to an operating company, pursue investments outside of the upstream oil and gas industry or cause us to liquidate. Such a conversion or election to liquidate may not be effected without approval of a requisite percentage of the General Partner’s board of directors and the holders of a majority of our common units.

If we issue senior securities, such as preferred units, we will be exposed to additional risks, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment.

Our present intention is not to issue any indebtedness of the Partnership. We may, however, issue preferred securities that are senior to rights to distributions or in liquidation than our common units. We refer to any such preferred units collectively as senior securities. We may issue senior securities to make investments in net profits interest royalties, or to pay our obligations and expenses. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions. Further, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios if distributions are limited by the terms of any of the senior securities.

Certain risks apply to the issuance of senior securities, including the following:

•              We will be exposed to increased risk of loss if we issue senior securities to raise cash to make investments. If we do issue senior securities, a decrease in the value of our investments would have a greater negative impact on our net asset value and the value of our common units than if we did not issue senior securities.

•              The costs of senior securities may exceed the income from the net profits interests in oil and natural gas properties we purchase with the senior securities. We will suffer a decline in net asset value if the investment performance of the net profits interests purchased with the proceeds of the senior securities fails to cover our costs (including any distributions paid on senior securities).

•              It is likely that any senior securities we may issue will be governed by an instrument containing covenants restricting our operating flexibility.

•              We, and indirectly our common unitholders, will bear the cost of issuing and servicing senior securities, resulting in increased expenses that could decrease our distributions and investment return.

The occurrence of any of these risks could negatively impact our ability to pay distributions and cause you to lose all or part of your investment.

Increases in market interest rates may both reduce the value of our portfolio assets and increase our cost of capital.

If the Operating Company incurs significant amounts of debt to finance its acquisitions activities, the cash we receive in respect of our net profits interests (which will be subordinated to debt service required to be paid by the Operating Company) would be negatively affected by increases in market interest rates, which would in turn adversely affect the amount of cash available for distributions to unitholders. In addition, an increase in interest rates would make it more expensive for the Operating Company to use debt to finance its investments, which could in turn adversely affect the Operating Company’s ability to acquire additional producing properties and our ability to successfully implement our strategy. As a result, a significant increase in market interest rates could reduce the value of our net profits interests burdening producing oil and gas assets and reduce the cash available for distributions to unitholders.

Tax Risks to Common Unitholders

The IRS could treat us as a corporation for federal income tax purposes, which could substantially reduce the cash available for distribution to you.

The after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and we do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%. Distributions to you may be taxed again as corporate dividends, and no income, gains, losses or deductions would flow through to you. Because a tax would be imposed upon us as a corporation, our cash available for distribution to you would be substantially reduced. If we were treated as a corporation there would be a material reduction in the after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.

Current law may change so as to cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to entity-level taxation. The partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts will be adjusted to reflect the impact of that law on us.

If you are a depositary unitholder you may recognize gain from our sale of zero coupon bonds even if you do not receive cash distributions from us as a result of the sale.

Any gain from our sale of zero coupon bonds will be allocated to the common units that depositary unitholders received in exchange for zero coupon bonds to account for the difference between the tax basis and fair market of the zero coupon bonds transferred to us. We do not anticipate making distributions as a result of proceeds from the sale of zero coupon bonds. Thus, a common unitholder might have gain allocated to him as a result of the sale of zero coupon bonds that he is required to take into account in computing his federal income tax liability, even though no cash distributions are made to him by us.

A successful IRS contest of the federal income tax positions we take may adversely affect the market for our common units, and the cost of any IRS contest will be borne by our common unitholders and our General Partner.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the conclusions of our counsel expressed in this report or from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take. A court may not agree with all of our counsel’s conclusions or positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our common unitholders and our General Partner because the costs will reduce our cash available for distribution.

You may be required to pay taxes on your share of our income even if you do not receive any cash distributions from us.

You will be required to pay any federal income taxes and, in some cases, state and local income taxes on your share of our taxable income even if you receive no cash distributions from us. You may not receive cash distributions from us equal to your share of our taxable income or even the tax liability that results from that income.

Tax gain or loss on disposition of common units could be different than expected.

If you sell your common units, you will recognize a gain or loss equal to the difference between the amount realized and your tax basis in those common units. Prior distributions to you in excess of the total net taxable income you were allocated for a common unit, which decreased your tax basis in that common unit, will, in effect, become taxable income to you if the common unit is sold at a price greater than your tax basis in that common unit, even if the price is less than your original cost. A substantial portion of the amount realized, whether or not representing gain, may be ordinary income. In addition, if you sell your common units, you may incur a tax liability in excess of the amount of cash you receive from the sale.

Tax-exempt entities, regulated investment companies and foreign persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as individual retirement accounts (known as IRAs), regulated investment companies (known as mutual funds) and non-U.S. persons raises issues unique to them. We expect all of our income will be qualifying income to a regulated investment company for taxable years of the regulated investment company beginning after October 22, 2004. Distributions to non-U.S. persons may be reduced by withholding tax at the highest effective tax rate applicable to individuals, and non-U.S. common unitholders may be required to file federal income tax returns and pay tax on their share of our taxable income.

You will likely be subject to state and local taxes in states where you do not live as a result of an investment in units.

In addition to federal income taxes, you will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if you do not live in any of those jurisdictions. You will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, you may be subject to penalties for failure to comply with those requirements. We will initially own assets in West Virginia and Pennsylvania. Each of these states currently imposes a personal income tax. It is your responsibility to file all United States federal, state and local tax returns. Our counsel has not rendered an opinion on the state or local tax consequences of an investment in the common units.

Risk Factors Related to Our General Partner

Our General Partner and its management team have no experience managing a publicly traded partnership, and we cannot assure you that their past experience will be sufficient to manage the Partnership.

Our General Partner’s senior management team lacks experience in managing a publicly traded partnership with a business plan and a cash distribution policy as described herein. This lack of experience may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objectives.

If our General Partner fails to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential common unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common units.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our General Partner’s efforts to develop and maintain our internal controls will be successful, that it will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common units.

Our General Partner will have conflicts of interest.

Ensource, as the general partner of our General Partner and pursuant to a management agreement with our General Partner, will provide, or cause to be provided, management and supervisory services to the Partnership and the General Partner in consideration for reimbursement of the costs incurred and a fixed base management fee of $50,000 per month payable in arrears. In addition, the incentive distribution rights held by our General Partner will entitle our General Partner to an increased share (an additional 24.75%) of cash distributed by the Partnership in excess of specified threshold levels. Similarly, Ensource will be entitled to a management incentive fee under the management agreement with the Operating Company. The incentive distribution rights and the management incentive fee may create an incentive for Ensource to maximize the short-term payments to us in respect of our net profits interests rather than managing the Partnership in a manner better suited to the long term benefits of all the unitholders. This arrangement may also create an incentive for Ensource, through the General Partner, to selectively invest the Partnership’s assets in net profits interests burdening short-lived producing assets that generate significant cash flow over a relatively short time frame, thereby resulting in increased cash distributions by the Partnership in the short term. Similarly, the management incentive fee may also create an incentive for Ensource to selectively invest the Operating Company’s assets in short-lived producing assets that generate cash flow over a relatively short time frame.

Any expenses which Ensource incurs in relation to the business of the Operating Company are required to be paid by the Operating Company and will be deducted in calculating the net profits interests payable to us. These expenses are not subject to a limit other than as may be provided under a periodic review by the board of directors of our General Partner and, as a result, there may not be an incentive for Ensource to minimize these expenses.

Our obligation to reimburse our General Partner for certain expenses could result in a conflict of interest, which could negatively impact our investment returns and the value of your investment.

Under our partnership agreement, we will reimburse our General Partner for certain expenses it or Ensource incurs on our behalf, such as management, accounting, tax, legal and other administrative services and costs payable to employees and third parties to monitor our management, financial and legal affairs. As a result, investors in our common units will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than might be achieved if an investor were to invest in such properties directly. Due to this arrangement, there may be times when our General Partner has interests that differ from those of our common unitholders, giving rise to a conflict which could negatively impact our investment returns and the value of your investment.

We will pay our General Partner incentive distributions based on the level of cash we distribute to our unitholders. This arrangement may lead Ensource to recommend riskier or more speculative investments for the Operating Company in an effort to maximize the General Partner’s incentive compensation.

To the extent that the available cash from operating surplus that is distributed in any quarter exceeds the amount which must be distributed (or set aside for distribution) to each holder of common units and subordinated units outstanding as of the record date for distribution before any amount is distributed in respect of incentive distribution rights, which we refer to herein as the Distribution Threshold Amount, the General Partner will participate in such excess by receiving 24.75% of such excess in respect of its incentive distribution rights (which is in addition to its 1% share of such excess distributions in respect of its 1% general partner interest).

We expect that the quarterly Distribution Threshold Amount of $0.625 per unit will occur in 2010, so incentive distribution rights will thereafter share in quarterly distributions of available cash from operating surplus in excess of $0.625 per unit.

The way in which the distributions payable to our General Partner in respect of the incentive distribution rights is determined may encourage Ensource to cause the Operating Company to use leverage to increase the return on its investments. Under certain circumstances, the use of leverage by the Operating Company may increase the likelihood of default, which would adversely affect our common unitholders, including common unitholders considering this offering, because payments in respect of the net profits interests burdening the properties would be subordinate to those of debt holders. Other key criteria related to determining appropriate investments and investment strategies, including the preservation of capital, might be under-weighted by Ensource if it were to focus disproportionately on maximizing the incentive distributions. Such a practice could result in Ensource causing the Operating Company to invest in more high cash flow properties with a shorter reserve life than would otherwise be the case, which could affect our ability to pay distributions at expected levels over the long term.

Our General Partner and Ensource’s liability will be limited under the partnership agreement, and we will agree to indemnify our General Partner and Ensource against certain liabilities, which may lead our General Partner and Ensource to act in a riskier manner on our behalf than it would when acting for its own account.

Neither our General Partner nor Ensource has assumed any responsibility to us other than the responsibility of our General Partner to provide the services specified in our partnership agreement and the responsibility of Ensource to provide the services to us specified in the management agreement, which will be entered upon consummation of the exchange offer, and they will not be responsible for any action of the board of directors of the General Partner in declining to follow Ensource’s advice or recommendations. Pursuant to the management agreement with our General Partner, which will be entered upon consummation of the exchange offer, Ensource and its managing members, officers and employees will not be liable to us for their acts, under the management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect the General Partner and its partners, directors, officers and employees with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from their acts on our behalf not constituting bad faith, fraud or willful misconduct or, in the case of criminal acts, did not act with knowledge that the conduct was unlawful. These protections may lead Ensource to act in a riskier manner when acting on our behalf, either by way of the management agreement or by virtue of its status as the general partner of our General Partner, than it would when acting for its own account.

The Operating Company will pay Ensource an incentive management fee based on base net profits interests proceeds. This arrangement may lead Ensource to recommend riskier or more speculative investments for the Operating Company in an effort to maximize its incentive compensation.

As an incentive to acquire oil and natural gas properties and performing its other duties under the management agreement, Ensource, and its designees, which will include key employees of the General Partner and the Operating Company, will be entitled to receive a quarterly management incentive fee, payable by the Operating Company in arrears, based on a sliding percentage of Base NPI Net Proceeds (as defined on page 42 of this report).

The way in which the incentive management fee payable to Ensource is determined may encourage Ensource to cause the Operating Company to use indebtedness to increase the base net profits interests proceeds payable to us. Under certain circumstances, the use of indebtedness by the Operating Company may increase the likelihood of default by the Operating Company in its obligations for such indebtedness, which would adversely affect our common unitholders, including common unitholders considering this offering, because payments in respect of the net profits interests burdening the properties would be subordinate to those of debt holders. Other key criteria related to determining appropriate investments and investment strategies, including the preservation of capital, might be under-weighted by Ensource if it were to focus disproportionately on maximizing the management incentive fee income. Such a practice could result in Ensource causing the Operating Company to invest in more high cash flow properties with a shorter reserve life than would otherwise be the case, which could affect our ability to pay distributions at expected levels over the long term.

The management incentive fee will not be payable by the Operating Company in respect of any calendar quarter in respect of which the cash distribution to our common and subordinated unitholders from operating surplus (excluding the use of any cash contributed by our General Partner) for such quarter is less than the minimum quarterly distribution per unit, or $0.50 per unit. The Partnership is not obligated to make this payment to the Operating Company, but the amount of such fee will be deducted each quarter in respect of which it is paid from, and such deduction will have the effect of reducing the applicable percentage of, Base NPI Net Proceeds otherwise payable to the Partnership in connection with the net profits interest purchased from the Operating Company.

Ensource may be removed as the general partner of our General Partner without prior notice or consent of the common unitholders of the Partnership, which could adversely affect our results of operations, financial condition and the amount of cash available for distribution to unitholders.

The limited partnership agreement of our General Partner permits the limited partners of our General Partner to remove Ensource as the general partner of our General Partner if, among other events, the following occur: (i) Ensource is determined to have engaged in negligence or willful misconduct in the performance of its obligations; (ii) Ensource is in material breach of our General Partner’s partnership agreement, or (iii) we fail to pay the minimum quarterly distributions of $0.50 per common unit for six consecutive quarters. The limited partners of the General Partner are a combination of investment funds, foundations, hedge funds and high net worth individuals. Because of our organizational structure, common unitholders of the Partnership will have no right to prevent such removal if they object to or disagree with such removal. Such removal may cause disruption in the management of our General Partner and thus us. It may also lead to a change in investment strategy and operating policies of the Operating Company and us. We cannot predict the effect that any changes to management and operating policies and strategies would have on our business, operating results and value of our common units. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 3.          LEGAL PROCEEDINGS

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                             MARKET FOR COMMON UNITS AND RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information, Holders

There is currently no public market for our common units. Our common units have been approved for listing on the New York Stock Exchange, subject to official notice of issuance, under the symbol “ENF.”

As of March 29, 2006, all of our common units are held by one holder.

Distributions

We have not paid any distributions on our common units. We intend to pay quarterly distributions to our common and subordinated common unitholders out of assets legally available for distribution. Our quarterly distributions, if any, will be determined by the board of directors of our General Partner.

After completion of the second-step merger, we plan to establish an “opt in” distribution reinvestment plan for our common unitholders. If we implement such a plan, then, if we declare a distribution, common unitholders who specifically “opt in” to the distribution reinvestment plan will receive common units in lieu of cash distributions.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us during 2005.

Issuer Purchases of Equity Securities

We did not purchase any of our common units during 2005.

ITEM 6.                             SELECTED FINANCIAL DATA

The Partnership had not commenced operations effective December 31, 2005. All activity through December 31, 2005, is related to the Partnership formation and preparation of the proposed Partnership Offering which is presented in the Financial Statements and the Notes to the Financial Statements. The Partnership has selected December 31 as its fiscal year end.

ITEM 7.                             MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements, including the notes thereto, included elsewhere in this report.

General

We are a Delaware limited partnership formed in May 2005. We were formed by our General Partner for the purpose of conducting and consummating the exchange offer and subsequent merger as more fully described under “Item 1. Business” and executing the business plan described herein. Our primary business model, after the consummation of the transactions described in this report, is to increase unitholder value in terms of cash distributions per common unit and capital appreciation through the acquisition of net profits interests on oil and natural gas properties that the Operating Company, a wholly-owned subsidiary of the General Partner, will acquire in the future and to manage effectively the current assets of NGT, including reinvesting the proceeds from the sale of the zero coupon bonds that constitute a part of the depositary units.

Because we are a limited partnership, our operations will be managed by our General Partner. Our General Partner is a limited partnership whose general partner is Ensource. Ensource will manage the operations of our General Partner, and our General Partner will in turn manage us. Pursuant to the limited partnership agreement of our General Partner, our General Partner has delegated its powers and authorities to manage our business and affairs to the board of directors of our General Partner. Additionally, the board of directors of our General Partner will cause our General Partner to enter into a management agreement with Ensource pursuant to which Ensource will provide to us certain supervisory and management functions. Our General Partner will provide all administrative and other services and functions to us. However, the board of directors will retain the power to:

•      obligate our General Partner to make expenditures in excess of $15 million dollars for any single acquisition of oil and gas properties;

•      approve any sale or other disposition of our General Partner’s assets involving net proceeds of more than $15 million;

•      approve the incurrence of any indebtedness for borrowed money (not including trade payables incurred in the General Partner’s ordinary course of business) on behalf of the Operating Company or otherwise issue senior or preferred indebtedness of our General Partner of more than $15 million outstanding at any one time;

•      approve the issuance of any general partner interests, or classes or series of such interests, or options, rights, warrants or appreciation rights relating to such interests, or any other type of equity security that our General Partner may lawfully issue other than classes of interests then outstanding;

•      approve any merger, sale or consolidation with any person;

•      cause the General Partner to effect a recapitalization or reorganization;

•      approve any commodity hedging transaction whereby more than 50% of the Operating Company’s expected production from the Operating Company’s proved developed producing reserves is hedged for the succeeding 12-month period or whereby the term of such hedging transaction exceeds two years;

•      approve any transactions with any affiliate unless such transactions are on an arms-length basis and involve consideration of less than or equal to $250,000;

•      approve any change in our General Partner’s accountant; or

•      approve any amendment or modification of any material term of the management agreements between our General Partner and Ensource.

We do not own any properties and we currently do not conduct any operations. If the exchange offer and second-step merger are successfully consummated, our business plan is to own and hold the legacy assets acquired from NGT in the second-step merger, which will provide the source for ongoing distributions to our limited partners. Upon consummation of the exchange offer, we plan to sell the zero coupon bonds underlying the depositary units that are accepted by us for exchange. Also at that time, our General Partner will contribute $20.05 million for its 1% general partner interest, the incentive distribution rights, subordinated units and the warrant to purchase a total of 1,000,000 common units at an exercise price of $36.40 per common unit.

The General Partner owns all the limited liability company interests of the Operating Company, which will be an operating company that will acquire and hold title to any oil and natural gas properties acquired after the second-step merger. We will invest a portion of the net proceeds from the capital contributions of the General

Partner, along with net proceeds from the sale of zero coupon bonds (which could total up to approximately $84.94 million based on quoted prices as of December 31, 2005 and assuming the sale of the full $117.6 million face amount of zero coupon bonds underlying all outstanding depositary units), to acquire up to 99% net profits interests in oil and gas properties purchased by the Operating Company. The Operating Company intends to set up a borrowing base facility with a lender to manage working capital requirements and to fund acquisitions.

We also plan to distribute on a quarterly basis all available cash from operating surplus that we receive from the ownership of those interests beyond that required to pay our costs and fund reasonable working capital reserves. We do not anticipate incurring any debt at the Partnership other than trade accounts payable incurred in the ordinary course of our business.

Critical Accounting Policies

We expect to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We plan to evaluate our estimates and assumptions on a regular basis. We will base our estimates on our management’s experience in the energy industry and various other assumptions we believe to be reasonable under the circumstances, the results of which will form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions. Below, we have provided expanded discussion of the more significant accounting policies, estimates and judgments we expect to use. After the consummation of the exchange offer, we will discuss the development, selection and disclosure of each of these with our audit committee. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements.

Basis of Accounting

NGT’s financial statements differ from our financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America, due to the following: (i) certain cash reserves may be established for contingencies which were not accrued in the financial statements; (ii) amortization of the legacy assets is charged directly to NGT’s trust corpus; and (iii) the sale of percent of the net profits interests is reflected in NGT’s statements of distributable income as cash proceeds to NGT.

Net Profits Interests in Gas Properties

We plan to periodically assess our net profits interests, including the legacy assets, to determine whether their net capitalized cost is impaired. We will determine if a writedown is necessary to its investment in the net profits interests in gas properties to the extent that total capitalized costs, less accumulated amortization, exceed undiscounted future net revenues attributable to proved gas reserves of the underlying properties. We will then provide a writedown to the extent that the net capitalized costs exceed the discounted future net revenues attributable to proved gas reserves of the underlying properties. Any such writedown would not reduce distributable income.

Amortization of the net profits interests in gas properties will be calculated on a units-of-production basis, whereby our cost basis in the properties will be divided by total proved reserves to derive an amortization rate per reserve unit. Such amortization will not reduce distributable income, rather it is charged directly to properties. Revisions to estimated future units-of-production will be treated on a prospective basis beginning on the date significant revisions are known.

The net profits interest impairment test and the determination of amortization rates will be dependent on estimates of proved gas reserves attributable to our net profits interests. Numerous uncertainties are inherent in estimating reserve volumes and values, including economic and operating conditions, and such estimates are subject to change as additional information becomes available.

Income Taxes

Our tax counsel have advised us that, under then current tax laws, we will be classified as partnership for federal and state income tax purposes and, therefore, would not be subject to taxation at the Partnership level.

Accordingly, no provision for federal or state income taxes has been made. However, the opinion of tax counsel is not binding on taxing authorities.

Oil and Natural Gas Reserve Quantities

Our estimate of proved reserves will be based on the quantities of natural gas and oil that engineering and geological analysis demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. We expect to engage an independent reservoir engineer to prepare an annual reserve and economic evaluation of all our properties on a well-by-well basis.

Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion and impairment will be made concurrently with changes to reserve estimates. We will prepare our reserve estimates, and the projected cash flows derived from these reserve estimates, in accordance with SEC guidelines. The independent engineering firm described above will adhere to the same guidelines when preparing their reserve reports. The accuracy of our reserve estimates will be a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions, and the judgments of the individuals preparing the estimates.

Our proved reserve estimates will be a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of natural gas and oil and natural gas liquids eventually recovered.

Revenue Recognition

Under our business plan, we will hold net profits interests in underlying properties owned by others. We will use the sales method to account for natural gas imbalances. Under this method, revenue will be recorded on the basis of natural gas and oil actually sold by us. In addition, we will record revenue for our share of natural gas and oil sold by other owners that cannot be volumetrically balanced in the future due to insufficient remaining reserves. We will also reduce revenue for other owners’ natural gas sold by us that cannot be volumetrically balanced in the future due to insufficient remaining reserves. Our remaining over- and underproduced natural gas balancing positions will be considered in our proved reserves.

Derivative Instruments and Hedging Activities

We plan to use derivative financial instruments to achieve a more predictable cash flow from our natural gas production by reducing our exposure to price fluctuations. We currently have no such hedges. We plan to use swaps, collars, floors or any combination thereof. We will account for these activities pursuant to SFAS No. 133 — Accounting for Derivative Instruments and Hedging Activities, as amended. This statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair market value and included in the balance sheet as assets or liabilities.

The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. SFAS No. 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method that will be used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment.

For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, will be recognized in other comprehensive income until the hedged item are recognized in earnings. Hedge effectiveness is assessed at least quarterly based on total changes in the derivative’s fair value. Any ineffective portion of the derivative instrument’s change in fair value will be recognized immediately in earnings.

In December 2004, FASB issued a revised version of SFAS 123, Share-based Payment. The statement requires public entities to measure the costs of employee services received in exchange for an award of equity instrument based on the grant-date fair value of the award. The costs will be recognized over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. The grant-date fair value of employee share options and similar instruments will be estimated using option pricing models and adjusted for the unique characteristics of those instruments. We do not expect that the adoption of this interpretation to have an impact on our financial position, results of operations or cash flows.

In March 2005, FASB issued Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, which provides additional guidance for SFAS 143, Asset Retirement Obligation. The statement provides clarification that the term asset obligation refers to a legal obligation to perform asset retirement activity in which the timing and (or) method of the settlement conditional on a future event that may or may not be within the control of the entity. The statement also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We will prepare our financial statements accordingly.

Liquidity and Capital Resources

Immediately after the second-step merger, we expect to have net cash resources of approximately $95 million and no indebtedness. We will generate cash from the contribution of the General Partner, net of expenses, the net proceeds from the sale of the zero coupon bonds (which could total up to approximately $84.94 million based on quoted prices as of December 31, 2005 and assuming the sale of the full $117.6 million face amount of zero coupon bonds underlying all outstanding depositary units), and cash flows from the legacy net profits interests and on our financial assets, including interest earned from the temporary investment of our cash assets in U.S. government securities and other high-quality debt maturing in one year or less. Our primary use of our financial assets will be acquisitions of net profits interests burdening producing properties that are acquired in the future by the Operating Company and cash distributions to holders of our common and subordinated units.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We plan to use derivative financial instruments to achieve a more predictable cash flow from our natural gas production by reducing our exposure to price fluctuations. We currently have no such hedges. We do not plan to incur debt at the Partnership level. The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in natural gas prices. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.

Our market risk exposure will be in the pricing applicable to the natural gas production attributable to our net profits interests. Realized pricing is primarily driven by the spot market prices applicable to our natural gas production and the prevailing price for crude oil. Pricing for natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control.

We plan to enter into hedging activities with respect to a portion of our projected natural gas production through various transactions which hedge the future prices received. These transactions may include price swaps whereby we will receive a fixed price for our production and pay a variable market price to the contract counterparty. These hedging activities are intended to support natural gas prices at targeted levels and to manage our exposure to natural gas price fluctuations. We do not plan to hold or issue derivative instruments for speculative trading purposes.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required in this Item 8 is included in the financial statements beginning on page 50.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER.

Directors and Executive Officers of our General Partner

The following table shows information for those persons who will be members of the General Partner’s board of directors and Ensource’s existing executive officers. Members of the General Partner’s board of directors are elected for one-year terms, or until their successor is elected and qualified, and the General Partner’s executive officers are appointed by the board of directors.

Name	Age	Position with our General Partner
Scott W. Smith	47	Director, Chairman and Chief Executive Officer
Marshall M. Eubank	41	Executive Vice President and Chief Operating Officer
Jacob Roorda	48	Director
S.P. Johnson	50	Director
Mark J. Warner	42	Director

Scott W. Smith is Director, Chairman and Chief Executive Officer of the General Partner. He has over 25 years of experience in the energy industry, primarily in business development, marketing, and acquisition and divestiture of producing assets and exploration/exploitation projects in the energy sector. Mr. Smith’s experience includes evaluating, structuring, negotiating and managing business and investment opportunities, including energy investments similar to our targeted investments totaling approximately $400 million as both board member and principal investor in Wiser Investment Company LLC, the largest shareholder in The Wiser Oil Company (NYSE:WZR) until its sale to Forest Oil Corporation (NYSE:FST) in June of 2004. From June 2000 to June 2004 Mr. Smith served on the board of directors of The Wiser Oil Company. Mr. Smith was also a member of the executive committee of The Wiser Oil Company and a principal of Sabine Petroleum Partners, LP.

Marshall M. Eubank is Executive Vice President and Chief Financial Officer of the General Partner. He has over 18 years of corporate finance, investment banking and business development and property acquisition experience in the investment banking and energy sectors. Mr. Eubank’s expertise includes soliciting, arranging, structuring, and negotiating single and multi-party transactions for debt, equity and joint venture instruments for small to medium sized upstream, pipeline and oil field service companies. From December 2001 to December 2004 Mr. Eubank served as Vice President, Business Development of Black Stone Minerals Company, LP, or Black Stone, where he was responsible for raising capital from institutional investors and sourcing and negotiating the acquisition of oil and natural gas properties in the United States. During his tenure with Black Stone, Mr. Eubank was directly involved in the acquisition of approximately $300 million of oil and natural gas properties. From June 1997 to December 2001, Mr. Eubank worked for Enron Energy Capital Resources as a director of producer finance where he generated and managed a portfolio of investments in the exploration and production and oil field service segments. Prior to joining Enron Energy Capital Resources, Mr. Eubank was Vice President of EnCap Investments, LLC, where he was responsible for managing corporate finance engagements as well as investments in EnCap’s institutional funds for exploration and production companies and mid stream companies.

Jacob Roorda is a Director of the General Partner. He is currently Vice President, Corporate of Harvest Energy Trust (NYSE: HTE), a leading energy trust based in Calgary, Alberta. From June 1999 to July 2002 Mr. Roorda served as Managing Director of Research Capital, an investment banking firm, and was responsible for the overall direction and operations of the Calgary investment banking office of the firm. From 1991 to 1996 Mr. Roorda was Manager of Business Development at Fletcher Challenge. In January 1996 he co-founded Primewest Energy Trust (NYSE: PWI) and served as Director and Vice President — Corporate where he oversaw acquisition strategies. Mr. Roorda holds a Bachelor of Applied Science degree from Queen’s University and a Master of Business Administration from the University of Calgary. Mr. Roorda has also held a number of senior engineering positions with Dome Petroleum Ltd. From 1987 to 1991 he was Vice President of the equity research group and was a ranked oil and natural gas analyst at BZW Canada Ltd. in Toronto.

S.P. Johnson IV is a Director of the General Partner. Mr. Johnson is currently the President, Chief Executive Officer and a member of the Board of Directors of Carrizo Oil & Gas, Inc. (NASDAQ:CRZO) and has been since 1993. Prior to that time, he worked for 15 years for Shell Oil Company. His managerial positions included Operations Superintendent, Manager of Planning and Finance and Manager of Development Engineering.

Mr. Johnson is a Registered Petroleum Engineer and has a B.S. in Mechanical Engineering from the University of Colorado. Mr. Johnson is also a director of Basic Energy Services, Inc.

Mark J. Warner is Director of the General Partner. He currently is Director of Corporate Development for PointOne, Inc. in Austin, Texas. In this role, he is responsible for all capital markets and mergers and acquisitions activity for the company. Previously, Mr. Warner was Senior Vice President and head of the Austin, Texas office of Growth Capital Partners, L.P., one of the largest regional investment and merchant-banking firms in the Southwest. He successfully assisted a variety of companies in a broad range of industries execute capital raising and merger, acquisition and divestiture transactions. From 1995 to July 2000 Mr. Warner was with Enron Corporation in Houston, Texas as a Director in Enron North America’s energy finance group. From 1989 to 1993 he served as Manager of Petroleum Engineering for Remington Oil Company (formerly Box Energy) in Dallas, Texas. From 1987-1989 he was a reservoir engineer with Marathon Oil Company in Lafayette, Louisiana working in the offshore Gulf of Mexico. Mr. Warner has previously served as a member of the board of directors of Hornbeck Offshore Services, Inc. (NYSE:HOS), an integrated marine transportation company in New Orleans, Louisiana and is currently a director of Quicksilver Resources, Inc (NYSE:KWK) a Fort Worth, Texas based natural gas exploration and production company where he serves on the compensation and audit committees and chairs the nominating committee.

Audit Committee

Our board of directors has determined that it is not necessary for us to have a standing audit committee at this time.  Upon consummation of the exchange offer, an audit committee will be formed which will be responsible for approving our independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, approving professional services provided by our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls.

Upon consummation of the exchange offer, the members of the General Partner’s audit committee will be Mark J. Warner, Jacob Roorda and S. P. Johnson IV, all of whom will both be independent for purposes of the NYSE corporate governance rules and SEC rules. The board of directors intends to designate Mr. Warner as audit committee financial expert after consummation of the exchange offer.

Conflicts Committee

Upon consummation of the exchange offer, the members of the General Partner’s conflicts committee will be Mr. Jacob Roorda and Mr. Mark J. Warner. Pursuant to our General Partner’s limited partnership agreement, the conflicts committee will review specific matters that the board of directors believes may involve conflicts of interest. The conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to our Partnership. Our General Partner’s limited partnership agreement provides that members of the committee may not be officers or employees of our Partnership or directors, officers or employees of any of our affiliates and must meet the independence standards for service on an audit committee of a board of directors as established by the NYSE and SEC rules. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to our Partnership and approved by all of our unitholders.

Compensation Committee

Upon consummation of the exchange offer, the members of the General Partner’s compensation committee will be Mr. S.P. Johnson IV and Mr. Jacob Roorda. The compensation committee will be responsible for determining the compensation of Ensource’s executive officers and approving grants under our equity compensation plans.

Nominating Committee and Corporate Governance Committee

Upon consummation of the exchange offer the members of the General Partner’s nominating and corporate governance committee will be independent for purposes of the NYSE corporate governance rules and SEC rules. The nominating and corporate governance committee will be responsible for selecting nominees to fill vacancies on the General Partner’s board of directors or a committee thereof, developing and recommending to the board of directors a set of corporate governance principles and overseeing the evaluation of the board of directors and our management.

The nominating and corporate governance committee will consider candidates for board membership suggested by its members and other board members.

Governance Matters

Independence of Board Members

Our general partner is committed to having a board of directors that consists of at least three independent directors. Pursuant to the NYSE listing standards, a director will be considered independent if the board determines that he or she does not have a material relationship with our general partner or us (either directly or as a partner, unitholder or officer of an organization that has a material relationship with our general partner or us). The independent members of the board of directors of our general partner will serve as the initial members of the audit and conflicts committees.

Heightened Independence for Audit Committee Members

As required by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules that direct national securities exchanges and associations to prohibit the listing of securities of a public company if members of its audit committee do not satisfy a heightened independence standard. In order to meet this standard, a member of an audit committee may not receive any consulting fee, advisory fee or other compensation from the public company other than fees for service as a director or committee member and may not be considered an affiliate of the public company. The board of directors of our general partner expects that all members of its audit committee will satisfy this heightened independence requirement.

Audit Committee Financial Expert

An audit committee plays an important role in promoting effective corporate governance, and it is imperative that members of an audit committee have requisite financial literacy and expertise. As required by the Sarbanes-Oxley Act of 2002, SEC rules require that a public company disclose whether or not its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses all of the following attributes:

•              An understanding of generally accepted accounting principles and financial statements;

•              An ability to assess the general application of such principles in connection with the accounting for estimates, accruals, and reserves;

•              Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and level of complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities;

•              An understanding of internal controls and procedures for financial reporting; and

•              An understanding of audit committee functions.

The board of directors of our general partner expects that Mr. Warner will constitute the “audit committee financial expert” on our General Partner’s audit committee.

Executive Sessions of Board

The General Partner’s board of directors will hold regular executive sessions in which non-management board members meet without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors. During such executive sessions, one director is designated as the “presiding director,” who is responsible for leading and facilitating such executive sessions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our General Partner’s officers and directors, and persons who own more than 10 percent of a registered class of our equity securities to file with the SEC and the New York Stock Exchange reports of ownership of our securities and changes in reported ownership. Officers and directors of our General Partner and greater than 10 percent common unitholders are required by SEC rules to furnish to us copies of all Section 16(a) reports that they file. Based solely on a review of reports furnished to our General Partner, we believe that during the fiscal year ended December 31, 2005 our General Partner’s officers, directors and greater than 10 percent common unitholders filed all reports they were required to file under Section 16(a).

Code of Ethics

As the Partnership does not have employees, it has not adopted a code of ethics.

ITEM 11.       EXECUTIVE COMPENSATION.

We have not paid, but may in the future pay, annual compensation to executive officers for their services as executive officers.

Stock Option Grants in Last Fiscal Year

No options were granted during 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

No option exercises were made during 2005.

Long Term Incentive Plan Awards

No long term incentive awards were made during 2005.

Compensation of Directors

Each independent director will receive an annual fee of $50,000 in quarterly payments. They will also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with participating in each board meeting and will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with participating in each committee meeting. In addition, the chairman of the audit committee will receive an annual fee of $10,000 in quarterly payments and each chairman of any other committee will receive an annual fee of $5,000 in quarterly payments for their additional services in these capacities. In addition, the General Partner will purchase directors and officers’ liability insurance on behalf of its directors and officers. Independent directors will receive 75% of their directors’ fees paid in our common units issued at a price per share equal to the market price at the time of payment.

No compensation is paid to directors who are not independent directors.

Long-Term Incentive Plan

Our General Partner has adopted the 2005 Long-Term Incentive Plan, which we refer to as the 2005 Plan. The 2005 Plan is intended to promote the interests of us by encouraging employees, consultants and directors of our General Partner who perform services for us, our general partner or our affiliates to acquire or increase their equity interests in us and to provide a means whereby they may develop a sense of proprietorship and personal involvement in our development and financial success through the award of unit options, restricted units, phantom units and unit appreciation rights. The 2005 Plan was developed to encourage recipients of equity awards under the plan to remain with our General Partner and to devote their best efforts to our business and that of our General Partner.

The 2005 Plan will be governed by our General Partner’s board of directors or a committee appointed by the board, whose significant powers include, but are not limited to:

•              (i) designating participants in the plan;

•              (ii) determining the type of equity awards to be granted to a participant;

•              (iii) determining the number of units to be covered by the equity awards;

•              (iv) determining the terms and conditions of any equity award;

•              (v) determining, whether, to what extent, and under what circumstances participants may settle, exercise, cancel or forfeit any equity award;

•              (vi) interpreting and administering the 2005 Plan and any instrument or agreement relating to an equity award;

•              (vii) establishing, amending, suspending or waiving such rules and regulations and appointing such agents as it shall deem appropriate for the proper administration of the 2005 Plan; and

•              (viii) making any other determination and taking any other action that the committee or board deems necessary or desirable for the administration of the 2005 Plan.

Subject to adjustment as provided in the 2005 Plan documents, the aggregate number of our units that may be awarded to participants is 500,000. Awards may be made in the form of unit appreciation rights, restricted units, phantom units or options to purchase units. Awards under this plan may be made to any employee, consultant or director of our General Partner. The units to be awarded under this plan may be obtained through purchases made on the open market, from our General Partner, from affiliates of our General Partner, from us or any of these combinations.

The exercise price of unit options to be issued under the 2005 Plan, if any, will be determined by the board (or committee thereof) at its discretion at the date of grant, but may not be less than 100% of its fair market value as of the date of grant. The committee will determine the time or times at which the awards may be exercised in whole or in part, and the method or methods by which any payment of the exercise price with respect thereto may be made or deemed to have been made, which may include, without limitation, cash, notes receivable from the participant, or cashless-broker transactions or other acceptable forms of payment.

The 2005 Plan will be effective from the date of its approval until the earliest of all available units under the plan have been issued to participants or the termination of the plan by our General Partner’s board of directors.

Compensation Committee Interlocks and Insider Participation

None of the General Partner’s executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the General Partner’s board of directors or its compensation committee.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the beneficial ownership of our common units and subordinated units (i) as of March 29, 2006 and (ii) as they will be owned upon the closing of the exchange offer and second-step merger by:

•              each person known to us to be a beneficial owner of more than 5% of the units,

•              by each director and executive officer of our General Partner and

•              by all directors and executive officers of our General Partner as a group.

•              Unless otherwise indicated, the business address of all persons named below is 7500 San Felipe, Suite 440, Houston, Texas, 77063.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Percentage of beneficial ownership as of March 29, 2006 is based on 990 common units and no subordinated units outstanding. The percentage of beneficial ownership upon consummation of the exchange offer and second step merger is based on a total of 6,545,322 common units and 627,737 subordinated units outstanding.

	Common Units		Percentage of Common Units		Subordinated Units(1)		Percentage of Subordinated Units		Percentage of Total Units
Name	Currently Owned	Upon Consummation of the Offering	Currently Owned	Upon Consummation of the Offering	Currently Owned	Upon Consummation of the Offering	Currently Owned	Upon Consummation of the Offering	Currently Owned	Upon Consummation of the Offering

Ensource Energy Partners, LP(2)	—	1,000,000	—	15.3%	—	627,737	—	100%	—	22.9%

Scott W. Smith(3)	990	0	100%	0%	—	0	—	0%	100%	0%

Marshall M. Eubank(3)	—	0	—	0%	—	0	—	0%	—	0%

Mark J. Warner(4)(5)	—	3,000	—	*	—	0	—	0%	—	0%

Jacob Roorda(4)(5)	—	3,000	—	*	—	0	—	0%	—	0%

S. P. Johnson(4)(5)	—	3,000	—	*	—	0	—	0%	—	0%

All directors and executive officers as a group (5 persons)	990	1,009,000	100%	15.3%	—	627,737	—	100%	100%	22.9%

* Less than 1%.

(1)   The number of subordinated units to be issued to our General Partner in connection with our General Partner’s $20.05 million capital contribution upon the consummation of the exchange offer is based on a price per subordinated unit equal to the average intra-day trading price per depositary unit for the ten trading days before the mailing of the prospectus relating to the exchange offer on November 25, 2005, which is $28.84 per unit.

(2)   Includes 1,000,000 common units issuable upon exercise of a warrant granted to our General Partner upon consummation of the exchange offer, which is exercisable at any time prior to the tenth anniversary of the expiration date of the exchange offer. Ensource holds a 0.1% general partner interest in Ensource Energy

Partners and has the right to appoint one member to the General Partner’s board of directors and the right to remove such director. Ensource Energy Investors, LLC owns a limited partner interest representing an approximate 62.1% interest in Ensource Energy Partners and because of its ownership interest has the right to appoint four members to the General Partner’s board of directors and the right to remove such directors.

(3)   Messrs. Smith and Eubank are managing members of Ensource. As such, each of Messrs. Smith and Eubank could be deemed to be a beneficial owner of the units owned by Ensource Energy Partners. Messrs. Smith and Eubank disclaim beneficial ownership of the equity interests owned by Ensource Equity Partners.

(4)   Because of its limited partner interest representing an approximate 86.66% interest in the General Partner, Ritchie Energy North, L.P., or REN, may appoint four members to the General Partner’s board of directors. and each of Messrs. Warner, Roorda and Johnson have been designated by REN as board members, with the board currently having one vacancy. Ritchie Energy North, Inc. is the general partner of REN and therefore has voting and investment power with respect thereto. Each of Ritchie Energy North, Inc., REN and Messrs. Warner, Roorda and Johnson, may be deemed to be the beneficial owner of the units owned by Ensource Energy Partners and each of them disclaim beneficial ownership of the units owned by Ensource Energy Partners.

(5)   Includes 1,500 common units that each of Messrs. Warner, Roorda and Johnson intend to acquire from the Partnership upon the closing of the exchange offer and 1,500 common units that the Partnership intends to grant to each upon such acquisitions.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Expenses of the Offer and Second-Step Merger

Ensource will pay all the cost of preparing and effecting the offer and consummating the second-step merger up to $750,000. Any costs in excess of that amount will be split equally between Ensource and the limited partners of the General Partner, who we refer to as the investors. Upon closing of the second-step merger, the Partnership will reimburse Ensource and the investors for their proportionate shares of the actual costs in effecting the offer and second-step merger.

Subordinated Units and Warrant

Concurrently with the acceptance of validly tendered, and not properly withdrawn, depositary units for exchange pursuant to the exchange offer, our limited partnership agreement will be amended and restated. In connection with such amendment and restatement, our General partner will contribute $20.05 million to us in consideration for the following:

•      its 1% general partner interest;

•      certain incentive distribution rights;

•      627,737 subordinated units; and

•      a warrant, exercisable at any time during its 10-year term, to purchase from the Partnership 1,000,000 common units at an exercise price of $36.40 per common unit.

The General Partner will pay to the Partnership a total of $20 million for the general partner interest, incentive distribution rights and subordinated units. The remaining $.05 million will be paid for the warrant. The actual number of subordinated units that the General Partner will receive for its cash contribution is based on a price per subordinated unit equal to the average intra-day trading price per depositary unit for the ten trading days before the mailing of the prospectus relating to the exchange offer on November 25, 2005, which is $28.84 per unit.

Pursuant to the partnership agreement of the General Partner, Ensource has agreed that it will use its commercially reasonable best efforts to cause the subordinated units that will be owned by the General Partner to be registered for resale not later than 30 days after the end of the subordination period.

Reimbursement of the General Partner

Pursuant to our partnership agreement, we have agreed to reimburse the General Partner for its costs and expenses incurred in its capacity as our General Partner, including general and administrative and other services provided to us by our General Partner. The General Partner will employ all necessary personnel to provide certain administrative services (such as accounting, tax, legal and other services) to us. The costs and expenses for such services will include the General Partner’s actual costs incurred in managing us. The amounts to be so reimbursed to our General Partner are in addition to the amounts to be paid by our General Partner to Ensource, and reimbursed by us to our General Partner, as described under the caption “– Management Agreement with the General Partner,” below.

Management Agreement with the General Partner

The General Partner will enter into a management agreement with Ensource in which Ensource will provide specified supervisory and management functions and services for the General Partner, and thus, the Partnership. Ensource will be entitled to be reimbursed on a monthly basis for all supervisory and management costs incurred by it in performing administrative and other services to us and our General Partner. Reimbursement will include any costs of capital in respect of carrying any supervisory and management costs. Ensource will employ all necessary personnel to provide such services (such as supervisory and management) to us and the General Partner. The costs and expenses for such services will include all of Ensource’s actual costs incurred in managing and operating us and our General Partner. In addition, Ensource will be entitled to a management fee of $50,000 per month that will be payable in arrears. These costs and expenses, along with the management fee, will be paid to Ensource by our General Partner and would be reimbursed to our General Partner by us, if applicable, based on the nature of services provided with respect to such costs and expenses attributable to us and would be deducted from cash available for distribution to our unitholders. Only reimbursements for costs and expenses constituting supervisory and management services directly performed for us will be reimbursed by us to our General Partner and in turn paid by our General Partner to Ensource. Costs and expenses submitted for payment by us would be subject to review by the Conflicts Committee of the board of directors of our General Partner on our behalf.

Standard of Care

In exercising its powers and discharging its duties under the management agreement, Ensource will be required to act honestly, in good faith and with a view to the best interests of our General Partner and its subsidiaries and affiliates, and is to exercise that degree of care, diligence and skill that a reasonably prudent advisor and manager would exercise in comparable circumstances.

Indemnification

The management agreement provides that, except arising out of the gross negligence or willful misconduct of, or a breach of the agreement by, our General Partner, Ensource must indemnify our General Partner for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees) arising from the rendering of Ensource’s services under the management agreement. The General Partner will indemnify Ensource for damages, liabilities, costs and expenses (including reasonable attorneys’ fees) arising from the gross negligence or willful misconduct of, or breach of this agreement by, the General Partner.

Term and Termination

The management agreement will be in effect for continuous one-year terms, with the initial term running until December 31, 2010. The management agreement may be terminated, among other things, upon 60 days advance notice of the end of any given term by Ensource, or the General Partner, and upon other customary occurrences such as breach.

Management Agreement with the Operating Company

The Operating Company will enter into a management agreement under which it will retain the services of Ensource to identify, assess and assist in the acquisition, disposition and ongoing management of the Operating Company’s properties and matters generally pertaining to the management and operations of the Operating Company, subject to the overall supervision and review of the board of directors of our General Partner.

Ensource will be reimbursed by the Operating Company for the costs of such management services so provided by Ensource. The amounts so payable by the Operating Company will be deducted in calculating the net profits payable to the Partnership under the net profits interests purchased in the future by the Partnership from the Operating Company on properties acquired by the Operating Company in the future.

Management Incentive Fee

As an incentive to acquire oil and natural gas properties and performing its other duties under the management agreement, Ensource, and its designees, which will include key employees of the General Partner and the Operating Company, will be entitled to receive a quarterly management incentive fee, payable by the Operating Company in arrears, based on a sliding percentage of Base NPI Net Proceeds:

•      2.0% of Base NPI Net Proceeds up to $25 million, plus

•      1.75% of Base NPI Net Proceeds in excess of $25 million and up to, and including, $50 million, plus

•      1.0% of Base NPI Net Proceeds in excess of $50 million.

The management incentive fee will not be payable by the Operating Company in respect of any calendar quarter in respect of which the cash distribution to our common and subordinated unitholders from operating surplus (excluding the use of any cash contributed by our General Partner) for such quarter is less than the minimum quarterly distribution per unit or $0.50 per unit. The Partnership will not be obligated to make this payment to the Operating Company, but the amount of such fee will be deducted each quarter in respect of which it is paid from, and such deduction will have the effect of reducing the applicable percentage of, Base NPI Net Proceeds otherwise payable to the Partnership in connection with the net profits interest purchased from the Operating Company.

As used in the management agreement, Base NPI Net Proceeds is defined as the percentage (which may be up to 99%) specified in the applicable net profits interests of the net proceeds of the Base NPI (as defined below) in the quarter in respect of which the determination in being made. The term “Base NPI” is defined as net oil and natural gas revenues received by the Operating Company in the quarter for which the determination is being made from the sale of production pursuant to third party marketing agreements, less the sum (determined on a cash, instead of an accrual basis) of

•      severance and ad valorem taxes,

•      direct operating expenditures, and

•      general and administrative expenses incurred by the Operating Company.

The management incentive fee for a particular quarter will be paid on the payment date for cash distributions to holders of common units in respect of the calendar quarter for which such management incentive fee related (generally, 45 days after the end of such calendar quarter).

Standard of Care

In exercising its powers and discharging its duties under the management agreement, Ensource will be required to act honestly, in good faith and with a view to the best interests of the Operating Company and its subsidiaries and affiliates, and is to exercise that degree of care, diligence and skill that a reasonably prudent advisor and manager in respect of the Operating Company and of oil and natural gas properties would exercise in comparable circumstances.

Indemnification

The management agreement provides that, except arising out of the gross negligence or willful misconduct of, or a breach of the agreement by, the Operating Company, Ensource must indemnify the Operating Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees) arising from the rendering of Ensource’s services under the management agreement. The Operating Company will indemnify Ensource for damages, liabilities, costs and expenses (including reasonable attorneys’ fees) arising from the gross negligence or willful misconduct of, or breach of this agreement by, the Operating Company.

Term and Termination

The management agreement will be in effect for continuous one-year terms, with the initial term running until December 31, 2010. The management agreement may be terminated, among other things, upon 60 days advance notice of the end of any given term by Ensource or the Operating Company, and other customary occurrences such as breach.

Net Profits Interests Agreement

We plan to purchase net profits interests, or NPIs, in each of the oil and gas properties purchased by the Operating Company. The amounts of the NPIs are expected to vary on a property-by-property basis. While the actual NPI conveyances will likely differ in some ways, such agreements will generally be entered into on the following terms.

The Operating Company will sell and we will buy a right to some percentage (up to 99%) of the Net Profits arising from the sale of oil and gas produced from a property purchased by the Operating Company. Any Net Profits will be paid to us monthly in arrears by the Operating Company. Net Profits, if any, with respect to a particular month will be the positive remainder of Base NPI less

•      any capital expenditures paid by the Operating Company on that property in that month;

•      principal, interest, fees, expenses and other amounts paid by the Operating Company under any revolving credit facility during that month; and

•      an amount projected by Ensource under the management agreement to meet the working capital needs of the Operating Company.

If there is no positive remainder in that calculation, the negative result of the calculation is carried forward and applied to successive months’ Base NPI until the negative amount has been exhausted. As used in that calculation, Base NPI means the gross proceeds received from the sale of oil and gas produced from that property during that month, less

•      any ad valorem and any similar direct taxes paid in that month;

•      direct expenses (other than capital expenditures) for delivery of the oil and gas to the appropriate gathering system, as well as all labor, material and other costs of operating, producing and maintaining the property; and

•      a pro rata portion of the Operating Company’s general and administrative costs and expenses, including the portion of any management incentive fee earned in that month by Ensource under the management agreement with the Operating Company (calculated to spread such costs over each of the Operating Company’s producing properties).

The Operating Company will be required to operate, maintain and manage the property in a prudent manner and take other steps to protect our interest in the property. The conveyance agreement will contain reasonable and customary warranty of title and limitations of liability.

Fiduciary Duties

Our General Partner is accountable to us and our unitholders as a fiduciary. Fiduciary duties owed to unitholders by our General Partner are prescribed by law and our Partnership Agreement. The Delaware Revised Uniform Limited Partnership Act, which we refer to in this report as DRLPA, provides that Delaware limited partnerships may, in their partnership agreements, restrict, eliminate or otherwise modify the fiduciary duties otherwise owed by a general partner to limited partners and the partnership.

Our Partnership Agreement contains various provisions modifying and restricting the fiduciary duties that might otherwise be owed by our General Partner. We have adopted these provisions to allow our General Partner to take into account the interests of other parties in addition to our interests when resolving conflicts of interest. We believe this is appropriate and necessary because the Board of Directors of our General Partner has fiduciary duties to manage our General Partner in a manner beneficial both to its owners, which consists of Ensource and other private investors, as well as to unitholders of the Partnership. Without these modifications, the General Partner’s ability to make decisions involving conflicts of interest would be restricted. The modifications to the fiduciary standards benefit our General Partner by enabling it to take into consideration all parties involved in the proposed action. These modifications also strengthen the ability of our General Partner to attract and retain experienced and capable directors. These modifications represent a detriment to our unitholders because they restrict the remedies available to unitholders for actions that, without those limitations, might constitute breaches of fiduciary duty, as described below. The following is a summary of the material restrictions of the fiduciary duties owed by our general partner to the limited partners:

State law fiduciary duty standards

Fiduciary duties are generally considered to include an obligation to act in good faith and with due care and loyalty. The duty of care, in the absence of a provision in a partnership agreement providing otherwise, would generally require a general partner to act for the partnership in the same manner as a prudent person would act on his own behalf. The duty of loyalty, in the absence of a provision in a partnership agreement providing otherwise, would generally prohibit a general partner of a Delaware limited partnership from taking any action or engaging in any transaction where a conflict of interest is present.

Partnership agreement modified standards

Our Partnership Agreement contains provisions that waive or consent to conduct by our General Partner and its affiliates that might otherwise raise issues about compliance with fiduciary duties or applicable law. For example, our Partnership Agreement provides that when our General Partner is acting in its capacity as our General Partner, as opposed to in its individual capacity, it must act in “good faith” and will not be subject to any other standard under applicable law. In addition, when our General Partner is acting in its individual capacity, as opposed to in its capacity as our General Partner, it may act without any fiduciary obligations to us or the unitholders whatsoever. These standards reduce the obligations to which our General Partner would otherwise be held.

Our Partnership Agreement generally provides that affiliated transactions and resolutions of conflicts of interest not involving a vote of unitholders and that are not approved by the Conflicts Committee of the Board of Directors of our General Partner must be:

• on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

• “fair and reasonable” to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to us).

If our General Partner does not seek approval from the Conflicts Committee and its Board of Directors determines that the resolution or course of action taken with respect to the conflicts of interest satisfies either of the standards set forth in the bullet points above, then it will be presumed that, in making its decision, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. These standards reduce the obligations to which our General Partner would otherwise be held.

In addition to the other more specific provisions limiting the obligations of our General Partner, our Partnership Agreement further provides that our General Partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for errors of judgment or for any acts or omissions unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that the General Partner or its officers and directors acted in bad faith or engaged in fraud or willful misconduct.

Rights and remedies of unitholders

DRLPA generally provides that a limited partner may institute legal action on behalf of the partnership to remove damages from a third party where a General Partner has refused to institute the action or where an effort to cause a General Partner to do so is not likely to succeed. These actions include actions against a general partner for breach of its fiduciary duties or of the partnership agreement. In addition, the statutory or case law of some jurisdictions may permit a limited partner to institute legal action on behalf of himself and all other similarly situated limited partners to recover damages from a General Partner for violations of its fiduciary duties to the limited partners.

In order to become one of our limited partners, you must agree to be bound by the provisions in the partnership agreement, including the provisions discussed above. This is in accordance with the policy of the Delaware Act favoring the principle of freedom of contract and the enforceability of partnership agreements. The failure of a limited partner or assignee to sign a partnership agreement does not render the partnership agreement unenforceable against that person.

Under the Partnership Agreement, we are required to indemnify our General Partner and its officers, directors, and managers, to the fullest extent permitted by law, against liabilities, costs and expenses incurred by our General Partner or these other persons. This indemnification is required unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that these persons acted in bad faith or engaged in fraud or willful misconduct. Indemnification is also required for criminal proceedings unless our General Partner or these other persons acted with knowledge that their conduct was unlawful. Thus, our General Partner could be indemnified for its negligent acts if it met the requirements set forth above. To the extent that these indemnification provisions purport to include indemnification for liabilities arising under the Securities Act, in the opinion of the SEC such indemnification is contrary to public policy and, therefore, is unenforceable. If you have questions regarding the fiduciary duties of our General Partner, you should consult with your own counsel.

Redemption Agreement

On February 10, 2006, our General Partner entered into a Redemption Agreement with Ensource Energy Investors, LLC, one of the limited partners in our General Partner. As a result of that agreement, Ensource Energy Investors, LLC, or EEI, withdrew from the General Partner as a limited partner, and the General Partner redeemed from EEI its limited partner interest in the General Partner. Prior to such redemption, EEI held an approximately 62% limited partner interest in our General Partner and had the right under the limited partnership agreement governing our General Partner to appoint four of the five members to our General Partner’s board of directors. The redemption resulted in the payment of $12,460,832.28 to EEI from the escrow that was established by our General Partner and its investors to fund the $20.05 million contribution by our General Partner to be made upon the successful closing of the exchange offer.

In connection with the Redemption Agreement, Scott A. Bedford, an affiliate of EEI, resigned, effective February 10, 2006, from our General Partner’s board of directors. As a result of Mr. Bedford’s resignation, our General Partner’s board of directors is currently comprised of four members: Scott W. Smith (Chairman), Mark J. Warner, Jacob Roorda and S.P. Johnson IV, with one vacancy.

Also on February 10, 2006, our General Partner and the remaining limited partners of our General Partner entered into an amendment to the limited partnership agreement that governs our General Partner. As a result of this amendment, such limited partners have agreed to contribute to our General Partner a total of approximately $20.1 million to be used to fund the $20.05 million contribution to be made upon the successful closing of the exchange offer. In connection with the amendment, Ritchie Energy North, L.P., or REN, increased its capital contribution commitment under the limited partnership agreement from $5.0 million to approximately $17.47 million, representing an approximate 86.66% limited partner interest in our General Partner. REN’s capital commitment is comprised of $5.0 million held in the referenced escrow account, with the balance of its commitment to be funded upon the successful closing of the exchange offer. As a result of this increased capital commitment, REN holds a majority in interest of our General Partner and consequently has the right to designate four of the five members of our General Partner’s board of directors.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Hein & Associates LLP acts as our principal accountant. The following is a summary of fees billed by our principal accountant for services rendered for the period from May 26, 2006 to December 31, 2005.

Audit Fees

During the fiscal year ended December 31, 2005, the fees billed by our principal accountant were $33,525 in connection with the review of our exchange offer and audit of our financial statements included in the registration statement on Form S-4. Estimated fees to be billed for services rendered by our principal accountant for the audit of our financial statements included in our annual report are $12,000 for 2005.

Audit-Related Fees

During 2005, our principal accountant did not render any audit-related services.

Tax Fees

During 2005, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. Our board of directors approved the engagement of Hein & Associates LLP as our independent registered public accounting firm.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)           Exhibits and Financial Statement Schedules.

(2)           All financial statement schedules have been omitted as they are not required, or are not applicable.

(3)           Exhibits

Exhibit Number		Description

3.1*	—

Certificate of Limited Partnership of Ensource Energy Income Fund LP. (Incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on June 23, 2005)

3.2*	—

Certificate of Correction to Certificate of Limited Partnership of Ensource Energy Income Fund LP (Incorporated by reference to Exhibit 3.2 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on June 23, 2005)

3.3*	—

Certificate of Correction to Certificate of Limited Partnership of Ensource Energy Income Fund LP (Incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on September 15, 2005)

3.4*	—

Certificate of Limited Partnership of Ensource Energy Partners, LP (Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on October 17, 2005)

3.5*	—

Form of Amended and Restated Agreement of Limited Partnership of Ensource Energy Income Fund LP (Incorporated by reference as Annex A to the Partnership’s Prospectus (SEC File No. 333-126068), filed on November 28, 2005).

3.6*	—

Certificate of Formation of Ensource Energy Company LLC (Incorporated by reference to Exhibit 3.6 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on June 23, 2005)

3.7*	—

Form of Amended and Restated Agreement of Limited Partnership of Ensource Energy Partners, LP. (Incorporated by reference to Exhibit 3.7 of Amendment No. 4 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on November 15, 2005)

Exhibit Number		Description

3.8*	—

Amendment to Amended and Restated Limited Partnership Agreement of Ensource Energy Partners, LP, dated as of February 10, 2006 (Incorporated by reference to Exhibit 10.9 of the Partnership’s Current Report on Form 8-K (SEC File No. 001-32683), filed on February 13, 2006)

2.9*	—

Certificate of Formation of Ensource Reserves Management LLC (Incorporated by reference to Exhibit 3.8 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on June 23, 2005)

3.10*	—

Form of Limited Liability Company Agreement of Ensource Energy Company LLC (Incorporated by reference to Exhibit 3.9 to Amendment No. 2 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on October 17, 2005)

3.11*	—

Certificate of Correction to Certificate of Limited Partnership of Ensource Energy Partners, LP (Incorporated by reference to Exhibit 3.10 to Amendment No. 1 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on September 15, 2005)

3.12*	—

Form of Limited Liability Company Agreement of Ensource Reserves Management LLC (Incorporated by reference to Exhibit 3.11 to Amendment No. 2 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on October 17, 2005)

3.13*	—

Form of specimen unit certificate for the common units (Incorporated by reference to Exhibit 3.12 of Amendment No. 3 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on November 4, 2005)

10.1*†	—

Form of Management Agreement by and between Ensource Reserves Management LLC and Ensource Energy Company LLC (Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on October 17, 2005)

10.2*†	—

Form of Management Agreement by and between Ensource Energy Partners, LP and Ensource Energy Company LLC (Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on October 17, 2005)

10.3*	—

Form of Warrant to Purchase Common Units issued by Ensource Energy Income Fund LP in favor of Ensource Energy Partners, LP (Incorporated by reference to Exhibit 10.3 of Amendment No. 4 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on November 15, 2005)

10.4*	—

Form of Conveyance of Net Profits Overriding Royalty Interest, by Ensource Reserves Management LLC, in favor of Ensource Energy Income Fund LP (Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on September 15, 2005)

10.5*	—

Form of Agreement and Plan of Merger by and between Ensource Energy Income Fund LP and Eastern American Natural Gas Trust (for Partnership Merger) (Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on October 17, 2005)

Exhibit Number		Description

10.6*†	—

Form of Ensource Energy Partners, LP Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on September 15, 2005)

10.7*	—

Form of Agreement and Plan of Merger by and between Merger Sub, a subsidiary of the Partnership, and Eastern American Natural Gas Trust (for Subsidiary Merger) (Incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on October 17, 2005)

10.8*	—

Redemption Agreement by and between Ensource Energy Partners, LP and Ensource Energy Investors LLC dated as of February 10, 2006 (Incorporated by reference to Exhibit 10.8 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-32683), filed on February 13, 2006)

31.1	—	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	—	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Incorporated by reference

†              Management contract or compensatory plan

ENSOURCE ENERGY INCOME FUND, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Partners of Ensource Energy Income Fund LP

We have audited the accompanying balance sheet of Ensource Energy Income Fund LP as of December 31, 2005 and the related statements of operations, partners’ capital and cash flows for the period from May 26, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ensource Energy Income Fund LP at December 31, 2005, and the results of its operations and its cash flows for the period from May 26, 2005 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ HEIN & ASSOCIATES LLP

February 25, 2006
Houston, Texas

ENSOURCE ENERGY INCOME FUND LP

BALANCE SHEET

DECEMBER 31, 2005

ASSETS
Cash	$1,000
Deferred Exchange Offering Costs	1,142,293
Total assets	$1,143,293
Capital Contribution subject to reimbursement	1,142,293
PARTNERS’ CAPITAL
Partners’ Capital	$1,000

See accompanying notes to financial statements.

ENSOURCE ENERGY INCOME FUND LP

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 26, 2005 (INCEPTION) TO DECEMBER 31, 2005

Expenses — start up and organizational costs	$190,638
Net loss	$(190,638)

See accompanying notes to financial statements.

ENSOURCE ENERGY INCOME FUND LP

STATEMENT OF PARTNERS’ CAPITAL

FOR THE PERIOD FROM MAY 26, 2005 (INCEPTION) TO DECEMBER 31, 2005

Balance May 26, 2005 (inception)	$—
Cash contributions	$1,000
Noncash contributions	190,638
Net loss	(190,638)
Balance, December 31, 2005	$1,000

See accompanying notes to financial statements.

ENSOURCE ENERGY INCOME FUND LP

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 26, 2005 (INCEPTION) TO DECEMBER 31, 2005

Net loss	$(190,638)
Adjustments to reconcile net loss to net cash used by operating activities — noncash start up and organizational costs	190,638
Net cash used by operating activities	—
Financing activities — cash contributions	1,000
Increase in cash and cash at end of period	$1,000
Supplemental Disclosure of Noncash Investing and Financing Activities —
Noncash contributions for deferred securities issuance cost	$1,142,293

See accompanying notes to financial statements.

ENSOURCE ENERGY INCOME FUND LP

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

1.             Organization, Business Operations

Ensource Energy Income Fund LP (the “Partnership”) was formed in Delaware on May 26, 2005 as a master limited partnership whose general partner is Ensource Energy Partners, LP (“General Partner”). The objective of the Partnership is to conduct and consummate an exchange offer and subsequent merger with Eastern American Natural Gas Trust (“NGT”). The Partnership is offering to exchange for each outstanding depositary unit of NGT that is held through the depositary arrangement with JP Morgan ChaseBank, N.A., as depository, one whole common unit representing a limited partnership interest of the Partnership and to receive a special cash distribution upon the terms and conditions set forth in the exchange offer.

The Partnership’s ability to commence operations is contingent upon funding $20.05 million of capital commitments to the General Partner. The amended and restated agreement of limited partnership of the General Partner specifically provides that all of the net proceeds of the General Partner’s Capital Commitments, will be used to purchase a 1.0% general partnership interest, incentive distribution rights, warrants and subordinated units in the Partnership upon the Partnership receiving and accepting a majority of the total voting power of all of the outstanding trust units of NGT (“Business Combination”) which is discussed in Note 3. The amended and restated agreement of limited partnership of the General Partner provides that the capital commitments will be funded into escrow upon commencement of the exchange offer and that the funds in escrow will be released to make a capital contribution of the entire commitment into the Partnership upon the Business Combination. If the Business Combination is not consummated, the escrow provision of the proposed amended and restated agreement of limited partnership provides that within 10 days after the expiration of the exchange offer, the funds in escrow will be returned to the partners of the General Partner.

2.             Summary of Significant Accounting Policies

Basis of Presentation

The financial statements include the accounts of the Partnership. The Partnership had not commenced operations effective December 31, 2005. The Partnership has selected December 31 as its fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual amounts could differ from those estimates.

Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Income Taxes

For tax purposes, the Partnership is treated as a partnership. As such, income or loss of the Partnership is reported in the income tax returns of the partners.

Start Up and Organization Costs

Start up and organization costs are expensed as incurred.

Deferred Exchange Offering Costs

Deferred exchange offer costs are being deferred until the exchange offer is consummated, or the exchange offer is significantly delayed or cancelled. These costs will become part of the cost of the exchange offer or will reduce the fair value of the common units issued by the Partnership upon consummation of the exchange offer. In the event the exchange offer is significantly delayed or cancelled, these costs will be expensed in the period either of these events occurs.

3.             Proposed Business Combination

The Partnership is offering to acquire all of the outstanding depositary units of NGT, in exchange for common units of the Partnership and for a pro rata share of the $5,900,000 special cash distribution that is to be paid promptly after completion of this exchange offer. According to NGT, as of December 31, 2005, there were 5,880,100 depositary units outstanding (which excludes 19,900 trust units that have been withdrawn from deposit with the depository). The proposed exchange offer is the first step in the Partnership’s plan to acquire all of the outstanding NGT trust units, including at least the number of depositary units that would constitute a majority of such trust units.

It is a condition of the Partnership’s obligation to accept depositary units validly tendered, and not withdrawn, for exchange in this exchange offer that on the expiration date of the exchange offer, as that date may be extended, the Partnership receives valid tenders of depositary units, and not properly withdrawn as of the expiration date of the exchange offer, evidencing not less than a majority of the total trust units that are outstanding. As a result, valid tenders for exchange of depositary units must be received by the Partnership from the holders of at least 2,950,001 depositary units and not withdrawn, by the expiration date, as that date may be extended, for the minimum tender condition to be satisfied. In addition, the Partnership proposes to pay a special cash distribution of $5,900,000 after closing of the exchange offer to the depositary unit owners of NGT that tender their depositary units to the Partnership in connection with the exchange offer and any subsequent offering period.

The Partnership intends, promptly after completion of the proposed exchange offer and the acceptance of depositary units for exchange and issuance of the Partnership’s common units in exchange therefore, to seek to have NGT consummate a second-step merger with and into the Partnership, with the Partnership continuing as the surviving entity of that merger (or alternatively with a wholly-owned subsidiary of the MLP, with NGT continuing as the surviving entity of that merger as a wholly-owned subsidiary of the Partnership). Pursuant to the terms of the second-step merger,

•      each remaining depositary unit (other than depositary units owned by the Partnership or NGT) that is validly tendered would be converted into the right to receive 1.0 Partnership common units (0.4 common units for the trust unit on deposit and 0.6 common units for the undivided one-fiftieth of the $1,000 face amount of the zero coupon bonds on deposit);

•      each remaining trust unit, whether subject to a depositary unit that is not validly tendered to us or constituting a withdrawn unit (other than trust units owned by the Partnership or NGT), would be converted into the right to receive 0.4 common units of the Partnership.

4.             Commitment and Related Party Transactions

Attorney’s fees and other out-of-pocket and overhead costs related to start-up and organization costs and the proposed transaction have been incurred on behalf of the Partnership by the limited partners of the General Partner and an affiliate of the Partnership, Ensource Energy Company LLC, which is owned entirely by the founders and principals of the Partnership. These costs have been recorded as noncash capital contributions to the Partnership. Management believes the recorded costs approximate the costs that would have been incurred for these purposes with unaffiliated parties. Such costs have been reported as start-up and organizational costs and deferred securities issuance costs in the accompanying financial statements. The deferred exchange offer costs of $1,142,293 are a noncash financing activity.

Upon closing of the Business Combination, the Partnership has agreed to make a special expense reimbursement distribution to the General Partner and Ensource Energy Company LLC for costs and expenses of the Business Combination.

On February 10, 2006, the General Partner entered into a Redemption Agreement with Ensource Energy Investors, LLC, one of the limited partners in the general partner. As a result of that agreement, Ensource Energy Investors, LLC, or EEI, withdrew from the general partner as a limited partner, and the general partner redeemed from EEI its limited partner interest in the general partner. Prior to such redemption, EEI held an approximately 62% limited partner interest in the general partner and had the right under the limited partnership agreement governing the general partner to appoint four of the five members to the general partner’s board of directors. The redemption resulted in the payment of $12,460,832.38 to EEI from the escrow account that was established by the general partner and its investors to fund the $20.05 million contribution by the general partner to be made upon the successful closing of the exchange offer being made pursuant to the Registration Statement on Form S-4 (file no. 333-126068) previously filed by the Partnership. Also on February 10, 2006, the general partner and the remaining limited partners of our general partner entered into an amendment to the limited partnership agreement that governs the general partner. As a result of this amendment, such limited partners have agreed to contribute to the general partner a total of approximately $20.1 million to be used to fund the $20.05 million contribution to be made upon the successful closing of the exchange offer. In connection with the amendment, one of the remaining limited partners, Ritchie Energy North, L.P., or REN, increased its capital contribution commitment under the limited partnership agreement from $5.0 million to approximately $17.47 million, representing an approximate 86.66% limited partner interest in the general partner. As a result of this increased capital commitment, REN holds a majority in interest of the general partner and consequently has the right to designate four of the five members of the general partner’s board of directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned thereto duly authorized.

ENSOURCE ENERGY INCOME FUND LP

By:	Ensource Energy Partners, LP,
its general partner

By:	Ensource Energy Company LLC,
its general partner

Date: March 31, 2006	By:	/s/ Scott W. Smith
Scott W. Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scott W. Smith	President, Chief Executive Officer and Director	March 31, 2006
Scott W. Smith	(Principal Executive Officer)

/s/ Marshall M. Eubank	Executive Vice President, Chief Financial Officer	March 31, 2006
Marshall M. Eubank	(Principal Financial and Accounting Officer)

/s/ Mark J. Warner	Director	March 31, 2006
Mark J. Warner

/s/ Jacob Roorda	Director	March 31, 2006
Jacob Roorda

/s/ S. F. Johnson	Director	March 31, 2006
S.F. Johnson

Exhibit Index

Exhibit Number		Description

3.1*	—

Certificate of Limited Partnership of Ensource Energy Income Fund LP. (Incorporated by reference to Exhibit 3.1 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on June 23, 2005)

3.2*	—

Certificate of Correction to Certificate of Limited Partnership of Ensource Energy Income Fund LP (Incorporated by reference to Exhibit 3.2 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on June 23, 2005)

3.3*	—

Certificate of Correction to Certificate of Limited Partnership of Ensource Energy Income Fund LP (Incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on September 15, 2005)

3.4*	—

Certificate of Limited Partnership of Ensource Energy Partners, LP (Incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on October 17, 2005)

3.5*	—

Form of Amended and Restated Agreement of Limited Partnership of Ensource Energy Income Fund LP (Incorporated by reference as Annex A to the Partnership’s Prospectus (SEC File No. 333-126068), filed on November 28, 2005).

3.6*	—

Certificate of Formation of Ensource Energy Company LLC (Incorporated by reference to Exhibit 3.6 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on June 23, 2005)

3.7*	—

Form of Amended and Restated Agreement of Limited Partnership of Ensource Energy Partners, LP. (Incorporated by reference to Exhibit 3.7 of Amendment No. 4 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on November 15, 2005)

3.8*	—

Amendment to Amended and Restated Limited Partnership Agreement of Ensource Energy Partners, LP, dated as of February 10, 2006 (Incorporated by reference to Exhibit 10.9 of the Partnership’s Current Report on Form 8-K (SEC File No. 001-32683), filed on February 13, 2006)

2.9*	—

Certificate of Formation of Ensource Reserves Management LLC (Incorporated by reference to Exhibit 3.8 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on June 23, 2005)

3.10*	—

Form of Limited Liability Company Agreement of Ensource Energy Company LLC (Incorporated by reference to Exhibit 3.9 to Amendment No. 2 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on October 17, 2005)

3.11*	—

Certificate of Correction to Certificate of Limited Partnership of Ensource Energy Partners, LP (Incorporated by reference to Exhibit 3.10 to Amendment No. 1 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on September 15, 2005)

3.12*	—

Form of Limited Liability Company Agreement of Ensource Reserves Management LLC (Incorporated by reference to Exhibit 3.11 to Amendment No. 2 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on October 17, 2005)

3.13*	—

Form of specimen unit certificate for the common units (Incorporated by reference to Exhibit 3.12 of Amendment No. 3 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on November 4, 2005)

Exhibit Number		Description

10.1*†	—

Form of Management Agreement by and between Ensource Reserves Management LLC and Ensource Energy Company LLC (Incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on October 17, 2005)

10.2*†	—

Form of Management Agreement by and between Ensource Energy Partners, LP and Ensource Energy Company LLC (Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on October 17, 2005)

10.3*	—

Form of Warrant to Purchase Common Units issued by Ensource Energy Income Fund LP in favor of Ensource Energy Partners, LP (Incorporated by reference to Exhibit 10.3 of Amendment No. 4 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on November 15, 2005)

10.4*	—

Form of Conveyance of Net Profits Overriding Royalty Interest, by Ensource Reserves Management LLC, in favor of Ensource Energy Income Fund LP (Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on September 15, 2005)

10.5*	—

Form of Agreement and Plan of Merger by and between Ensource Energy Income Fund LP and Eastern American Natural Gas Trust (for Partnership Merger) (Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on October 17, 2005)

10.6*†	—

Form of Ensource Energy Partners, LP Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on September 15, 2005)

10.7*	—

Form of Agreement and Plan of Merger by and between Merger Sub, a subsidiary of the Partnership, and Eastern American Natural Gas Trust (for Subsidiary Merger) (Incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Partnership’s Registration Statement on Form S-4 (SEC File No. 333-126068), filed on October 17, 2005)

10.8*	—

Redemption Agreement by and between Ensource Energy Partners, LP and Ensource Energy Investors LLC dated as of February 10, 2006 (Incorporated by reference to Exhibit 10.8 to the Partnership’s Current Report on Form 8-K (SEC File No. 001-32683), filed on February 13, 2006)

31.1	—	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	—	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Description

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Incorporated by reference

†              Management contract or compensatory plan