Form 10-Q
period 2006-03-31
Ensource Energy Income Fund LP
filed 2006-05-15
CIK 1329378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒   Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2006

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

As of May 2, 2006, the registrant had not issued any registered common units.

ENSOURCE ENERGY INCOME FUND L.P.

PART I
SIGNIFICANT RELATIONSHIPS REFERENCED IN THIS QUARTERLY REPORT

Unless the context requires otherwise, throughout this report, we use the terms set forth below:

•                                          “we”, “us”, “our”, the “Partnership” or “Ensource Energy Income Fund” refers to Ensource Energy Income Fund LP.

•                                          “Ensource Energy Partners” refers to Ensource Energy Partners, LP.

•                                          “Ensource Reserves” or the “Operating Company” refers to Ensource Reserves Management LLC.

•                                          “Ensource Energy Company” refers to Ensource Energy Company LLC.

•                                          “Ensource Energy” or the “General Partner” refers to Ensource Energy LLC, the general partner of the Partnership.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Specific forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and include, without limitation, words such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “seeks,” “could” or the negative of such terms or other variations on such terms or comparable terminology. Similarly, statements that describe Ensource Energy Income Fund’s objectives, plans or goals are forward-looking. The Partnership’s forward-looking statements are based on management’s current intent, belief, expectations, estimates and projections regarding the Partnership and Eastern American Natural Gas Trust, or NGT, as well as projections regarding the oil and gas industry. These statements are not guarantees of future performance and involve risks, uncertainties, assumptions and other factors that are difficult to predict, including those discussed below. Therefore, actual results may vary materially from what is expressed in or indicated by the forward-looking statements. In particular, forward-looking statements as to the Partnership’s financial and business performance following the proposed acquisition of NGT should be understood as qualified by the absence of any opportunity for the Partnership to perform comprehensive due diligence on NGT. These forward-looking statements might have been significantly different had such due diligence been undertaken. Readers of this report are cautioned not to place undue reliance on these forward-looking statements since, while the Partnership believes the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. You should not put under reliance on these forward-looking statements. The forward looking-statements included in this report are only made as of the date of this report and we undertake no obligation to publicly update forward-looking statements to reflect subsequent events or circumstances.

Where You Can Find More Information

As a registrant, we file certain documents electronically with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (as appropriate). Our principal executive offices are located at 7500 San Felipe, Houston, Texas 77063 and our telephone number is (713) 659-1794. Our internet address is www.ensource-energy.com. We do not make copies of our reports filed under the Securities Exchange Act of 1934, as amended, (“Exchange Act”), available on our website because we currently do not conduct any operations. These reports may be accessed free of charge through our internet website (located at www.ensource-energy.com), where we provide a link to the SEC’s website (at www.sec.gov). We will also provide electronic or paper copies of our filings free of charge upon request. We make our website content available for informational purposes only. The website should not be relied upon for investment purposes nor is it incorporated by reference into this Form 10-Q. You may read and copy any materials we file with the SEC at the SEC’s public reference room at 100 F Street NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information regarding the public reference room.

NOTE ON NGT INFORMATION

NGT has not cooperated with the Partnership in, and has not been involved in, the preparation of this report and has not verified the information contained in this report relating to NGT. In respect of information relating to NGT’s business and operations presented in, or omitted from, this report, the Partnership has relied upon publicly available information, primarily information publicly filed by NGT with the SEC. Information publicly filed by NGT is available to the public from commercial document retrieval services and at the Internet website maintained by the SEC at http://www.sec.gov.

ITEM 1.                             FINANCIAL INFORMATION

ENSOURCE ENERGY INCOME FUND LP

BALANCE SHEET

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash	$1,000	$1,000
Deferred Exchange Offering Costs	1,164,695	1,142,293
Total assets	$1,165,695	$1,143,293
Capital Contribution subject to reimbursement	1,164,695	1,142,293
PARTNERS’ CAPITAL
Partners’ Capital	$1,000	$1,000

See accompanying notes to financial statements.

ENSOURCE ENERGY INCOME FUND LP

STATEMENT OF OPERATIONS

	For the Three Months Ended March 31, 2006	May 26, 2005 (INCEPTION) to March 31, 2006
	(unaudited)
Expenses — start up and organizational costs	$106,176	$296,814
Net loss	$(106,176)	$(296,814)

See accompanying notes to financial statements.

ENSOURCE ENERGY INCOME FUND LP

STATEMENT OF PARTNERS’ CAPITAL

	For the Three Months Ended March 31, 2006	May 26, 2005 (INCEPTION) to March 31, 2006
	(unaudited)
Balance, beginning of period	$1,000	$—
Cash contributions		1,000
Noncash contributions	106,176	296,814
Net loss	(106,176)	(296,814)
Balance March 31, 2006	$1,000	$1,000

See accompanying notes to financial statements.

ENSOURCE ENERGY INCOME FUND LP

STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2006	May 26, 2005 (INCEPTION) to March 31, 2006
	(unaudited)
Net loss	$(106,176)	$(296,814)
Adjustments to reconcile net loss to net cash used by operating activities — noncash start up and organizational costs	106,176	$296,814
Net cash used by operating activities	—
Financing activities — cash contributions	1,000	1,000
Increase in cash and cash at end of period	$1,000	$1,000
Cash beginning of period	—	$0
Cash end of period	$1,000	$1,000
Supplemental Disclosure of Noncash Investing and Financing Activities — Noncash contributions for deferred securities issuance cost	$22,402	$1,164,695

See accompanying notes to financial statements.

ENSOURCE ENERGY INCOME FUND LP

NOTES TO FINANCIAL STATEMENTS

March 31, 2006

1.                                      Organization, Business Operations

The condensed financial statements of Ensource Energy Income Fund LP (“the Partnership”) included herein, are unaudited for the three-month periods ended March 31, 2006 and for the period beginning May 26, 2005 (inception) through March 31, 2006. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the Partnership’s audited financial statements for the period ended December 31, 2005, which are included in the Partnership’s annual report on Form 10-K for the period ended December 31, 2005. The Partnership believes that the disclosures made herein are adequate to make the information presented not misleading.

Ensource Energy Income Fund LP (the “Partnership”) was formed in Delaware on May 26, 2005 as a master limited partnership by Ensource Energy Partners, LP, its former general partner (“Ensource Energy Partners”). The objective of the Partnership is to conduct and consummate an exchange offer and subsequent merger with Eastern American Natural Gas Trust (“NGT”). On November 21, 2005, The Partnership made an offer to acquire all of the outstanding depositary units of NGT in exchange for common units of the Partnership and a pro rata share of the special cash distribution of $5.9 million that is to be paid promptly after completion of the exchange offer. The Partnership intends, promptly after completion of the exchange offer, to seek to have NGT consummate a second-step merger with and into the Partnership, or alternatively, a newly-formed, wholly-owned subsidiary of the Partnership. See Note 4 “Subsequent Events” for a description of the current exchange offer and related transactions.

The Partnership’s ability to commence operations is contingent upon funding of capital commitments by the Partnership’s general partner. The proceeds by the Partnership’s general partner will be used to purchase a 1.0% general partnership interest, incentive distribution rights, a warrant and subordinated units in the Partnership upon the Partnership receiving and accepting a majority of the total voting power of all of the outstanding trust units of NGT. See Note 4 “Subsequent Events” for information regarding the Partnership’s general partner.

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The financial statements include the accounts of the Partnership. The Partnership had not commenced operations effective March 31, 2006. The Partnership has selected December 31 as its fiscal year end.

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

3.                                      Commitment and Related Party Transactions

As of March 31, 2006, attorney’s fees and other out-of-pocket and overhead costs related to start-up and organization costs and the proposed transaction were incurred on behalf of the Partnership by the limited partners of Ensource Energy Partners and a former affiliate of the Partnership, Ensource Energy Company LLC, which was formed by principals of the Partnership. These costs have been recorded as noncash capital contributions to the Partnership. Management believes the recorded costs approximate the costs that would have been incurred for these purposes with unaffiliated parties. Such costs have been reported as start-up and organizational costs and deferred securities issuance costs in the accompanying financial statements. The deferred exchange offer costs of $1,164,695 are a noncash financing activity.

Upon closing of the exchange offer and second-step merger, the Partnership has agreed to make a special expense reimbursement distribution to its general partner for costs and expenses of the exchange offer and second-step merger.

On February 10, 2006, Ensource Energy Partners entered into a Redemption Agreement with Ensource Energy Investors, LLC, one of the limited partners in Ensource Energy Partners. As a result of that agreement, Ensource Energy Investors, LLC, or EEI, withdrew from Ensource Energy Partners as a limited partner, and Ensource Energy Partners redeemed from EEI its limited partner interest in it. Prior to such redemption, EEI held an approximately 62% limited partner interest in Ensource Energy Partners and had the right under the limited partnership agreement governing Ensource Energy Partners to appoint four of the five members to its board of directors. The redemption resulted in the payment of $12,460,832.38 to EEI from the escrow account that was established by Ensource Energy Partners and its investors to fund the $20.05 million contribution by the general partner to be made upon the successful closing of the exchange offer being made pursuant to the Registration Statement on Form S-4 (file no. 333-126068) previously filed by the Partnership. Also on February 10, 2006, Ensource Energy Partners and its remaining limited partners entered into an amendment to its limited partnership agreement. As a result of this amendment, such limited partners agreed to contribute to Ensource Energy Partners a total of approximately $20.1 million to be used to fund the $20.05 million contribution to be made upon the successful closing of the exchange offer. In connection with the amendment, one of the remaining limited partners, Ritchie Energy North, L.P., or REN, increased its capital contribution commitment under the limited partnership agreement from $5.0 million to approximately $17.47 million, representing an approximate 86.66% limited partner interest in Ensource Energy Partners. As a result of this increased capital commitment, REN held a majority in interest of Ensource Energy Partners and consequently had the right to designate four of the five members its board of directors.

4.                                      Subsequent Events

On May 15, 2006, the Partnership filed with the SEC an amendment to its previous offer to exchange one whole newly issued common unit of the Partnership and to pay a pro rata share of a special cash distribution of $5.9 million for each outstanding depositary unit of NGT. This revised offer, which will commence after the Partnership receives SEC clearance of its amended registration statement, will include an offer to pay $31.00 in cash to purchase up to 2,950,001 of the outstanding depositary units of NGT. The Partnership has entered into an agreement with Third Point Partners LP and Third Point Partners Qualified, L.P., collectively the Third Point Parties, to participate in the cash portion of the tender offer. This revised offer will allow current NGT unitholders the opportunity to sell their units at a premium to the average market price for the past 30 trading days or elect to exchange their depositary units for one common unit of the Partnership.

Ensource Energy LLC, a newly formed Delaware limited liability company, has been assigned all of Ensource Energy Partners’ general partnership interests in the Partnership. Ensource Energy has been capitalized with up to $40 million of committed capital primarily from Lehman Brothers Inc., the global investment bank, affiliates of the investment firm Ospraie Management, and Ensource Energy management.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a Delaware limited partnership formed in May 2005. We were formed by Ensource Energy Partners, our former general partner, for the purpose of conducting and consummating the exchange offer and subsequent merger as more fully described below. Our primary business model, after the consummation of the transactions described in this report, is to increase unitholder value in terms of cash distributions per common unit and capital appreciation through the acquisition of net profits interests in oil and natural gas properties that the Operating Company, a wholly-owned subsidiary of the General Partner, will acquire in the future and to manage effectively the current assets of NGT, including reinvesting the proceeds from the sale of the zero coupon bonds that constitute a part of the depositary units.

Exchange Offer and Second-Step Merger

On November 21, 2005, we made an offer, which we refer to in this report as the “exchange offer,” to acquire all of the outstanding depositary units of NGT in exchange for our common units and a pro rata share of the special cash distribution of $5.9 million that is to be paid promptly after completion of the exchange offer. We intend, promptly after completion of the exchange offer, to seek to have NGT consummate a second-step merger with and into the Partnership, or alternatively, a newly-formed, wholly-owned subsidiary of the Partnership. In the second-step merger,

•                                          each remaining depositary unit that was not validly tendered to and accepted by the Partnership for the cash consideration or the exchange consideration in the exchange offer would be converted into the right to receive one whole common unit of the Partnership; and

•                                          each trust unit that is not evidenced by an NGT receipt, referred to as a withdrawn trust unit, would be converted into the right to receive 0.4 of a common unit of the Partnership.

According to NGT’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, there were 5,880,100 depositary units outstanding (which excludes 19,900 withdrawn trust units, or 0.03% of the 5,900,000 total outstanding NGT trust units). Withdrawn units that are reconstituted as depositary units under the depositary arrangement with the depositary may participate in the exchange offer. The exchange offer is the first step in our plan to acquire all of NGT’s outstanding trust units, including the number of depositary units that would constitute at least a majority of the outstanding trust units.

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

Revised Exchange Offer

On May 15, 2006, we filed with the SEC an amendment to our current offer to exchange one whole newly issued common unit of the Partnership and to pay a pro rata share of a special cash distribution of $5.9 million for each outstanding depositary unit of NGT. This revised offer, which we will commence after we receive SEC clearance of our amended registration statement, will include an offer to pay $31.00 in cash to purchase up to 2,950,001 of the outstanding depositary units of NGT. We have entered into an agreement with affiliates of the investment firm Third Point LLC to participate in the cash portion of the tender offer. This revised cash tender and exchange offer, which we refer to as the Offer, will allow current NGT unitholders the opportunity to sell their units at a premium to the average market price for the past 30 trading days or elect to exchange their depositary units for one common unit of the Partnership.

Ensource Energy LLC, a newly formed Delaware limited liability company, has been assigned all of Ensource Energy Partners general partnership interests in the Partnership. Ensource Energy has been capitalized with up to $40 million of committed capital primarily from Lehman Brothers Inc., the global investment bank, affiliates of the investment firm Ospraie Management, and Ensource Energy management.

Operations

We do not own any properties and we currently do not conduct any operations. If the exchange offer and second-step merger are successfully consummated, our business plan is to own and hold the legacy assets acquired from NGT in the second-step merger, which will provide the source for ongoing distributions to our limited partners. Upon consummation of the exchange offer, we plan to sell the zero coupon bonds underlying the depositary units that are accepted by us for exchange. Also at that time, our General Partner will contribute up to $40.0 million (with a minimum contribution of $20.0 million if no depositary units are accepted for the cash consideration) for its 1% general partner interest, the incentive distribution rights, common units, subordinated units and the warrant to purchase a total of 1,000,000 common units at an exercise price of $38.00 per common unit.

The General Partner owns all the limited liability company interests of the Operating Company, which will be an operating company that will acquire and hold title to any oil and natural gas properties acquired after the second-step merger. We will invest a portion of the net proceeds from the capital contributions of the General Partner, along with net proceeds from the sale of zero coupon bonds (which could total up to approximately $82.2 million based on quoted prices as of May 1, 2006 and assuming the sale of the full $117.6 million face amount of zero coupon bonds underlying all outstanding depositary units), to acquire up to 99% net profits interests in oil and gas properties purchased by the Operating Company. The Operating Company intends to set up a borrowing base facility with a lender to manage working capital requirements and to fund acquisitions.

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

In December 2004, FASB issued a revised version of SFAS 123, Share-based Payment. The statement requires public entities to measure the costs of employee services received in exchange for an award of equity instrument based on the grant-date fair value of the award. The costs will be recognized over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. The grant date fair value of employee share options and similar instruments will be estimated using option pricing models and adjusted for the unique characteristics of those instruments. We do not expect that the adoption of this interpretation to have an impact on our financial position, results of operations or cash flows.

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

Liquidity and Capital Resources

Immediately after the second-step merger, we expect to have net cash resources of approximately $95 million and no indebtedness. We will generate cash from the contribution of the General Partner, net of expenses, the net proceeds from the sale of the zero coupon bonds (which could total up to approximately $82.2 million based on quoted prices as of May 1, 2006 and assuming the sale of the full $117.6 million face amount of zero coupon bonds underlying all outstanding depositary units), and cash flows from the legacy net profits interests and on our financial assets, including interest earned from the temporary investment of our cash assets in U.S. government securities and other high-quality debt maturing in one year or less. Our primary use of our financial assets will be acquisitions of net profits interests burdening producing properties that are acquired in the future by the Operating Company and cash distributions to holders of our common and subordinated units.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.                             CONTROLS AND PROCEDURES

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

PART II
OTHER INFORMATION

ITEM 1A.                    RISK FACTORS

You should consider carefully the following risks described below, together with the other information contained in this quarterly report on Form 10-Q and in our other filings with the SEC. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline. The risks described below are either in addition to or include certain revisions to the risk factors set forth in our annual report on Form 10-K for the fiscal year ended December 31, 2005.

Risk Factors Relating to the Offer and Second-Step Merger

Depending on the number of depositary unitholders who elect to receive the cash consideration instead of the exchange consideration, the Third Point Parties may beneficially own a majority of the Partnership’s common units after the Offer, but before the second-step merger, and a substantial portion of the common units after the second-step merger.

The Third Point Parties will contribute up to $71.5 million to the Partnership to fund the cash consideration, subject to specified conditions. In return for such contribution, the Partnership will issue to the Third Point Parties the number of common units of the Partnership equal the number of depositary units tendered and accepted for the cash consideration. As a result of such issuance, after the consummation of the Offer, the Third Point Parties may beneficially own more than a majority of the common units of the Partnership if few depositary units are accepted by us for the exchange consideration. If this situation occurs, the Third Point Parties will be able to determine any issue requiring a majority vote of the holders of common units of the Partnership.

Similarly, upon consummation of the second-step merger, the Third Point Parties may beneficially own a substantial percentage which we estimate to be 39.1% of the Partnership’s common units if the maximum of 2,950,001 depositary units are accepted for the cash consideration. This substantial ownership will allow the Third Point Parties to have a substantial vote in any matter requiring approval of the common unitholders of the Partnership.

Depending on the number of depositary unitholders who elect to receive the cash consideration instead of the exchange consideration, the General Partner may own up to 645,161 common units of the Partnership after the Offer and the second-step merger and thus be able to vote in any matter subject to the approval of limited partners of the Partnership.

Each of the Third Point Parties and the General Partner have agreed that, subject to specified conditions, after the expiration of the Offer they will contribute to the Partnership the cash necessary to fund in full our acceptance of a maximum of 2,950,001 depository units validly tendered to us for the cash consideration and not withdrawn. The amounts that will be so contributed to us by the Third Point Parties and the General Partner will be in the same proportion that such person’s maximum commitment (up to $71.5 million in the case of the Third Point Parties and up to $20.0 million in the case of the General Partner) bears to $91.5 million. The contribution to the Partnership by the Third Point Parties and the General Partner will be made in exchange for a number of common units to be issued to each of them at a price of $31.00 per common unit based on their respective contribution. Thus, the General Partner may receive up to 645,161 common units of the Partnership.

The General Partner’s ownership of up to 645,161 common units will allow it to vote in any matter subject to the vote of the holders of common units of the Partnership. Thus, the General Partner will be able to manage the operations of the Partnership in its role as the general partner and will also be able to influence the matters reserved exclusively for the limited partners of the Partnership.

Risk Factors Related to Our Business and the Oil and Natural Gas Industry

Reserve estimates of NGT include reserves attributable to the legacy royalty net profits interest that will be produced after NGT is liquidated and it sells such royalty net profits interest.

The legacy assets of NGT include a royalty net profits interest that is not limited in term or amount. Under NGT’s trust agreement, the trustee is required to sell such royalty net profits interest after May 12, 2012 and before May 15, 2013. The proceeds from such sale are required to be distributed by NGT. The reserve report of NGT as of December 31, 2005 includes estimated reserves attributable to production from the royalty net profits interest that will be produced after May 15, 2013. Although the Partnership has not been provided access to NGT’s reserve report and the estimates of production attributable to the royalty net profits interest after May 15, 2013, we estimate that up to 6.5 MMcf of NGT’s reported approximately 11.3 MMcf of estimated reserves as of December 31, 2005 would be produced over a 20-25 year period commencing in 2014 (or up to approximately $18.8 million of the approximately $59.3 million discounted estimated future net reserves for the royalty net profits interest as of December 31, 2005 as reported by NGT). Neither trust unitholders nor, if the Offer is successfully consummated, our common unitholders will participate in the proceeds from production attributable to reserves produced from the royalty net profit interest unless the Partnership is the purchaser of same. However, trust unitholders and, if the Offer is successfully consummated, the Partnership would participate in the proceeds from the sale of such royalty net profits interest, the value of which will be a function of, among other factors, the then estimated reserves attributable to same and the expected production rate.

Our net profits interests may initially burden a limited number of producing assets, which would magnify the effect if one of those assets were to suffer a significant loss. This could negatively impact our net profits interest in such assets, our ability to pay you distributions and cause you to lose all or part of your investment.

Our primary investment activity and business is to acquire net profits interests burdening properties to be acquired by the Operating Company in the future. While we intend for our investments to be allocated among a substantial number of properties, there is no limit on the amount of the Operating Company’s capital that it may invest in any one asset or group of assets if the board of directors of our General Partner approves such acquisition. In addition, upon closing of this Offer and the second-step merger, our operating assets will consist of the legacy net profits interests of NGT, together with cash from the capital contribution by our General Partner and the Third Point Parties and proceeds form the sale of the zero coupon bonds. A consequence of this concentration is that the aggregate returns we initially realize may be adversely affected if a small number of the properties underlying the legacy NGT net profits interests perform poorly or if any such properties otherwise become impaired or require substantial capital to maintain production. While the Operating Company will have fixed guidelines for diversification, our future investments in additional net profits interests could be concentrated in relatively few producing assets or in a few production regions even if the Operating Company is successful in achieving what it believes constitutes appropriate diversification. In such cases, financial difficulty on the part of any single producing property will expose us to a greater risk of loss than would be the case if the Operating Company were to invest in a more diverse set of assets. To the extent that the Operating Company makes a large investment in a small number of properties, our net asset value and thus the market price of our common units may fluctuate as a result of changes in the financial condition or in the market’s assessment of the property base subject to our net profits interests. These factors could negatively impact our ability to pay you distributions and could cause you to lose all or part of your investment.

Risks Inherent to an Investment in the Partnership

If the General Partner loses key senior management or is unable to attract and retain the talent required for our business or the business of the Operating Company, our operating results could suffer.

Our performance and the Operating Company’s ability to execute its business plans depend largely on the efforts and abilities of the members of senior management of our General Partner. These executives have substantial experience and expertise in the energy business. The unexpected loss of services of one or more of these individuals could have an adverse effect on our business and the business of the Operating Company. As we grow, the General Partner will need to attract and retain additional qualified personnel and develop, train and manage an increasing number of management-level employees. We cannot assure you that our General Partner will be able to attract and retain personnel as needed in the future. In particular, we depend on the performance of Scott W. Smith, President and Chief Executive Officer, and Marshall M. Eubank, Executive Vice President and Chief Financial Officer, of our General Partner.

A regular trading market for our common units might not develop, which would harm the liquidity and value of our common units.

There is no established trading market for our common units. The Partnership’s common units have been approved for listing on the NYSE, subject to official notice of issuance, under the symbol “ENF”. The Partnership has made application for listing of the common units on NYSE Arca. We expect that upon consummation of the Offer, our common units will be initially traded on NYSE Arca; however, upon consummation of the second-step merger, we intend to request that our common units be transferred for trading on the NYSE. However, we cannot assure you that regular trading of our common units will develop on either exchange or elsewhere or, if developed, that any such market will be sustained. Accordingly, we cannot assure you of:

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

The common units should not be viewed by investors as shares in a corporation. The common units represent a limited partnership interest in the Partnership. After completion of the Offer and second step merger, the Partnership’s assets will be the net profits interests constituting the legacy assets we acquire from NGT, cash from the General Partner’s contribution and sale of the zero coupon bonds underlying the depositary units accepted by us for exchange and net profits royalty interests we acquire in the future on producing properties to be acquired by the Operating Company in the future.

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

The board of directors of our General Partner is appointed by the members of our General Partner. The General Partner’s board of directors has a fiduciary duty to manage the General Partner on behalf of its members. The General Partner, in turn, has a fiduciary duty to manage the Partnership on behalf of its partners. These differing duties could result in conflicts of interest.

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

According to our amended and restated limited partnership agreement, cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the General Partner liable for actual fraud, gross negligence, or willful or wanton misconduct in its capacity as our General Partner. Cause does not include most cases of charges of poor management of the business, so the removal of the General Partner because of the common unitholders’ dissatisfaction with the General Partner’s performance in managing us will most likely result in the termination of the subordination period.

Furthermore, common unitholders’ voting rights are further restricted by our partnership agreement provision providing that any common units held by a person that owns 20% or more of any class of common units then outstanding, other than the General Partner, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of the General Partner, cannot be voted on any matter. In addition, the partnership agreement contains provisions limiting the ability of common unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the common unitholders’ ability to influence the manner or direction of management.

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

The board of directors of our General Partner has the authority to modify or waive most of our current operating policies and our strategies without prior notice and without common unitholder approval, except the members of our General Partner will have approval rights of certain changes. We cannot predict the effect that any changes to our current operating policies and strategies would have on our business, operating results or value of our common units. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. In the event that such board of directors determines that we cannot economically pursue our investment objectives, they may at some future date decide to seek to convert us to an operating company, pursue investments outside of the upstream oil and gas industry or cause us to liquidate. Such a conversion or election to liquidate may not be effected without approval of a requisite percentage of the General Partner’s board of directors and the holders of a majority of our common units.

Certain actions may not be taken without the approval of the members of the General Partner, many of which overlap certain actions that may not be taken without also having the approval of the board of directors. The following actions may not be taken by the General Partner without the approval of at least 66 2/3% of the membership interests of its members (and to the extent it has the legal power and authority) the General Partner shall cause the Operating Company, its subsidiaries and the Partnership not to take the following actions:

•                  expenditures during any one-year period in excess of $15 million for one or more acquisitions;

•                  transfers, during any one-year period, of or abandonment of any properties or other assets or any interest in such properties or other assets, involving assets valued at or involving net proceeds of more than $15 million in the aggregate;

•                  incurrence of any indebtedness for borrowed money (not including trade payables incurred in the Partnership’s or in the General Partner’s (or any of its subsidiaries) ordinary course of business) on behalf of the Partnership or the General Partner (or any of its subsidiaries) of more than $5 million outstanding at any one time;

•                  mortgage, pledge, assignment in trust or otherwise encumber any property or assets of the General Partner, or assign any monies owed or to be owed to the General Partner, except for customary liens granted in the ordinary course of business to secure indebtedness for borrowed money as described immediately above;

•                  enter into any merger, exchange or consolidation; effect a recapitalization or reorganization; commence a dissolution, liquidation or winding up of affairs; or commence, consent to or permit a bankruptcy;

•                  authorize, offer, issue or sell any securities (other than to an eligible officer, manager or other employee pursuant to the terms and conditions set forth in the limited liability company agreement) or a new class or series of any securities resulting, in any one-year period, in proceeds in excess of $1.0 million, or make one or more requests of the members for capital contributions in excess of $1.0 million in any one-year period;

•                  approve, or otherwise modify any existing arrangements with respect to, compensation for members of the board of directors of the General Partner;

•                  appoint or remove any executive officer, enter into or modify or amend in any material respect any employment agreement with any officer or hire any person on other than an at “at-will” basis or terminate any person employed on other than such basis;

•                  admit any new partner, member, shareholder or other equity interest owner to any subsidiary of the General Partner;

•                  authorize material transactions not in the ordinary course of business;

•                  redeem or repurchase any securities;

•                  amend the formation documents or other governing documents of such persons;

•                  approve of any transaction with any affiliate of such persons, or any officer, director or employee of such persons, or any affiliate of any officer, director or employee of such persons; or

•                  any action, authorization or approval, or the entry into any binding agreement, or to otherwise obligate the General Partner, any of its subsidiaries or the Partnership, with respect to the foregoing.

Risks Related to Our General Partner

Our General Partner will have conflicts of interest.

Our General Partner will provide, or cause to be provided, management and supervisory services to the Partnership in consideration for reimbursement of the costs incurred. In addition, the incentive distribution rights held by our General Partner will entitle our General Partner to an increased share (an additional 24.75%) of cash distributed by the Partnership in excess of specified threshold levels. In addition, our General Partner will be entitled to a fee to be paid by the Operating Company that will be used to fund an employee bonus pool, which we refer to as the Employee Bonus Pool Fee, under the direction of the board of directors. The incentive distribution rights may create an incentive for our General Partner to maximize the short-term payments to us in respect of our net profits interests rather than managing the Partnership in a manner better suited to the long term benefits of all the unitholders. This arrangement may also create an incentive for Ensource to selectively invest the Partnership’s assets in net profits interests burdening short-lived producing assets that generate significant cash flow over a relatively short time frame, thereby resulting in increased cash distributions by the Partnership in the short term.

Any expenses which Ensource incurs in relation to the business of the Operating Company are required to be paid by the Operating Company and will be deducted in calculating the net profits interests payable to us. These expenses are not subject to a limit other than as may be provided under a periodic review by the board of directors of our General Partner.

We will pay our General Partner incentive distributions based on the level of cash we distribute to our unitholders. This arrangement may lead to riskier or more speculative investments for the Operating Company in an effort to maximize the General Partner’s incentive compensation.

To the extent that the available cash from operating surplus that is distributed in any quarter during the period specified below exceeds the amount which must be distributed (or set aside for distribution) to each holder of common units and subordinated units outstanding as of the record date for distribution before any amount is distributed in respect of incentive distribution rights, which we refer to herein as the Distribution Threshold Amount, the General Partner will participate in such excess by receiving 24.75% of such excess in respect of its incentive distribution rights (which is in addition to its 1% share of such excess distributions in respect of its 1% general partner interest).

We expect that the quarterly Distribution Threshold Amount of $0.625 per unit will occur in 2012, so incentive distribution rights will thereafter share in quarterly distributions of available cash from operating surplus in excess of $0.625 per unit.

The way in which the distributions payable to our General Partner in respect of the incentive distribution rights is determined may encourage the Operating Company, under management of the General Partner, to use leverage to increase the return on its investments. Under certain circumstances, the use of leverage by the Operating Company may increase the likelihood of default, which would adversely affect our common unitholders, including common unitholders considering this Offer, because payments in respect of the net profits interests burdening the properties would be subordinate to those of debt holders. Other key criteria related to determining appropriate investments and investment strategies, including the preservation of capital, might be under-weighted by our General Partner if it were to focus disproportionately on maximizing the incentive distributions. Such a practice could result in our General Partner causing the Operating Company to invest in more high cash flow properties with a shorter reserve life than would otherwise be the case, which could affect our ability to pay distributions at expected levels over the long term.

Ensource’s liability will be limited under the partnership agreement, and we will agree to indemnify Ensource against certain liabilities, which may lead Ensource to act in a riskier manner on our behalf than it would when acting for its own account.

Ensource has not assumed any responsibility to us other than the responsibility to provide the services specified in our partnership agreement and they will not be responsible for any action of the board of directors of Ensource, as our general partner. Ensource and its directors, members, officers and employees will not be liable to us for their acts, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect Ensource and its members, directors, officers and employees with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from their acts on our behalf not constituting bad faith, fraud or willful misconduct or, in the case of criminal acts, did not act with knowledge that the conduct was unlawful. These protections may lead Ensource to act in a riskier manner when acting on our behalf by virtue of its status as the General Partner, than it would when acting for its own account.

The Operating Company will pay Ensource an Employee Bonus Pool Fee based on base net profits interests proceeds. This arrangement may lead the management of Ensource to recommend riskier or more speculative investments for the Operating Company in an effort to maximize its incentive compensation.

As an incentive to attract and maintain key employees that will be engaged in the acquisition, development and operation of oil and natural gas properties and performing its other duties, Ensource will be entitled to receive a fee, payable by the Operating Company in arrears, based on a sliding percentage of base net profits interests proceeds that will be used to fund the employee bonus pool under the guidance of the board of directors.

The way in which the bonus pool fee payable to Ensource is determined may encourage Ensource to cause the Operating Company to use indebtedness to increase the base net profits interests proceeds payable to us. Under certain circumstances, the use of indebtedness by the Operating Company may increase the likelihood of default by the Operating Company in its obligations for such indebtedness, which would adversely affect our common unitholders, including common unitholders considering this Offer, because payments in respect of the net profits interests burdening the properties would be subordinate to those of debt holders. Other key criteria related to determining appropriate investments and investment strategies, including the preservation of capital, might be under-weighted by Ensource if it were to focus disproportionately on maximizing the bonus pool fee income. Such a practice could result in Ensource causing the Operating Company to invest in more high cash flow properties with a shorter reserve life than would otherwise be the case, which could affect our ability to pay distributions at expected levels over the long term.

The bonus pool fee will not be payable by the Operating Company in respect of any calendar quarter in respect of which the cash distribution to our common and subordinated unitholders from operating surplus (excluding the use of any cash contributed by our General Partner) for such quarter is less than the minimum quarterly distribution per unit, or $0.50 per unit. The Partnership is not obligated to make this payment to the Operating Company, but the amount of such fee will be deducted each quarter in respect of which it is paid from, and such deduction will have the effect of reducing the applicable percentage of, Base NPI Net Proceeds otherwise payable to the Partnership in connection with the net profits interest purchased from the Operating Company.

ITEM 6.                             EXHIBITS

(a)                                  Each of the following exhibits is filed herewith:

Exhibit Number		Description

31.1	—	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	—	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.

ENSOURCE ENERGY INCOME FUND LP

	By:	Ensource Energy LLC,
its general partner

Date: May 15, 2006

		By:	/s/ Scott W. Smith
Scott W. Smith
Chief Executive Officer

Date: May 15, 2006

		By:	/s/ Marshall M. Eubank
Marshall M. Eubank
Chief Financial Officer

Index to Exhibits

Each of the following exhibits is filed herewith:

Exhibit Number		Description

31.1	—	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	—	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	—	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002