Form 10-Q
period 2006-06-30
Ensource Energy Income Fund LP
filed 2006-08-14
CIK 1329378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2006

☐                                 Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

for the transition period from                      to

Commission File No. 01-32683

ENSOURCE ENERGY INCOME FUND LP

Delaware	20-2668934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7500 San Felipe, Suite 440
Houston, Texas	77063
(Address of principal executive offices)	(Zip code)

(713) 659-1794

Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Units	None

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

As of August 7, 2006, the registrant had not issued any registered common units.

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

ITEM 1.                             FINANCIAL INFORMATION

ENSOURCE ENERGY INCOME FUND LP

BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash	$1,000	$1,000
Deferred Exchange Offering Costs	1,576,954	1,142,293
Total assets	$1,577,954	$1,143,293
Capital Contribution subject to reimbursement	1,576,954	1,142,293
PARTNERS’ CAPITAL
Partners’ Capital	$1,000	$1,000

See accompanying notes to financial statements.

ENSOURCE ENERGY INCOME FUND LP

STATEMENTS OF OPERATIONS

(Unaudited)

					May 26, 2005
	Three Months Ended June 30,		Six Months Ended June 30,		(INCEPTION)
	2006	2005	2006	2005	to June 30, 2006

Expenses — start up and organizational costs	$194,779	$101,022	$300,955	$101,022	$491,593

Net loss	$(194,779)	$(101,022)	$(300,955)	$(101,022)	$(491,593)

See accompanying notes to financial statements.

ENSOURCE ENERGY INCOME FUND LP

STATEMENT OF PARTNERS’ CAPITAL
(Unaudited)

	For the Six Months Ended June 30, 2006	May 26, 2005 (INCEPTION) to June 30, 2006
Balance, beginning of period	$1,000	$—
Cash contributions		1,000
Noncash contributions	300,995	491,593
Net loss	(300,995)	(491,593)
Balance June 30, 2006	$1,000	$1,000

See accompanying notes to financial statements.

ENSOURCE ENERGY INCOME FUND LP

STATEMENTS OF CASH FLOWS
(Unaudited)

			May 26, 2005
	Six Months Ended June 30,		(INCEPTION)
	2006	2005	to June 30, 2006
Net loss	$(300,955)	$(101,022)	$(491,593)

Adjustments to reconcile net loss to net cash used by operating activities — noncash start up and organizational costs	300,955	101,022	491,593
Net cash used by operating activities

Financing activities — cash contributions	—	1,000	1,000
Increase in cash and cash at end of period	—	$1,000	$1,000
Cash beginning of period	$1,000	—	—
Cash end of period	$1,000	$1,000	$1,000

Supplemental Disclosure of Noncash Investing and Financing Activities — Noncash contributions for deferred securities issuance cost	$434,661	$472,413	$1,576,954

See accompanying notes to financial statements.

ENSOURCE ENERGY INCOME FUND LP

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

June 30, 2006

1.                                      Organization, Business Operations

The condensed financial statements of Ensource Energy Income Fund LP (“the Partnership”) included herein, are unaudited for the three and six month periods ended June 30, 2006 and 2005 and for the period beginning May 26, 2005 (inception) through June 30, 2006. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented. Certain information and note disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed financial statements be read in conjunction with the Partnership’s audited financial statements for the period ended December 31, 2005, which are included in the Partnership’s annual report on Form 10-K for the period ended December 31, 2005. The Partnership believes that the disclosures made herein are adequate to make the information presented not misleading.

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

The Partnership’s ability to commence operations is contingent upon funding of capital commitments by the Partnership’s general partner. The proceeds by the Partnership’s general partner will be used to purchase a 1.0% general partnership interest, incentive distribution rights, a warrant, common units and subordinated units in the Partnership upon the Partnership receiving and accepting a majority of the total voting power of all of the outstanding trust units of NGT.

2.                                      Summary of Significant Accounting Policies

Basis of Presentation

The financial statements include the accounts of the Partnership. The Partnership had not commenced operations effective June 30, 2006. The Partnership has selected December 31 as its fiscal year end.

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

3.                                    Commitment and Related Party Transactions

As of June 30, 2006, attorney’s fees and other out-of-pocket and overhead costs related to start-up and organization costs and the proposed transaction were incurred on behalf of the Partnership by the limited partners of Ensource Energy Partners and a former affiliate of the Partnership, Ensource Energy Company LLC, which was formed by principals of the Partnership. These costs have been recorded as noncash capital contributions to the Partnership. Management believes the recorded costs approximate the costs that would have been incurred for these purposes with unaffiliated parties. Such costs have been reported as start-up and organizational costs and deferred securities issuance costs in the accompanying financial statements. The deferred exchange offer costs of $1,576,954 are a noncash financing activity.

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

Ensource Energy LLC, a newly formed Delaware limited liability company, with $40.0 million of capital commitments from Lehman Brothers Inc., affiliates of the investment firm Ospraie Management, and Ensource Energy management, has been assigned all of Ensource Energy Partners’ general partnership interests in the Partnership. Ensource Energy Partners has been dissolved.

4.                                      Subsequent Events

On July 31, 2006, the Partnership received SEC clearance of its amended registration statement filed May 15, 2006, and the Partnership subsequently commenced its (1) offer to purchase for cash consideration of $31.00 per depository unit for up to 2,950,001 units of NGT or (2) offer to exchange each outstanding depository unit of NGT for one whole unit of the Partnership and pro rata portion of a special cash distribution of $5.9 million for depository units exchanged. The offer will expire at 5:00 p.m., New York City time, on August 25, 2006 unless extended.

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

According to NGT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, there were 5,880,100 depositary units outstanding (which excludes 19,900 withdrawn trust units, or 0.03% of the 5,900,000 total outstanding NGT trust units). Withdrawn units that are reconstituted as depositary units under the depositary arrangement with the depositary may participate in the exchange offer. The exchange offer is the first step in our plan to acquire all of NGT’s outstanding trust units, including the number of depositary units that would constitute at least a majority of the outstanding trust units.

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

Revised Exchange Offer

On May 15, 2006, we filed with the SEC an amendment to our current offer to exchange one whole newly issued common unit of the Partnership and to pay a pro rata share of a special cash distribution of $5.9 million for each outstanding depositary unit of NGT. This revised offer, commenced on July 31, 2006 after we received SEC clearance of our amended registration statement, includes an offer to pay $31.00 in cash to purchase up to 2,950,001 of the outstanding depositary units of NGT. We have entered into an agreement with affiliates of the investment firm Third Point LLC to participate in the cash portion of the tender offer. This revised cash tender and exchange offer, which we refer to as the Offer, will allow current NGT unitholders the opportunity to sell their units at a premium to the average market price for the past 30 trading days or elect to exchange their depositary units for one common unit of the Partnership. See Note 4 “Subsequent Events” for a description of the current exchange offer and related transactions.

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

Liquidity and Capital Resources

Immediately after the second-step merger, we expect to have net cash resources of approximately $95 million and no indebtedness. We will generate cash from the contribution of the General Partner, net of expenses, the net proceeds from the sale of the zero coupon bonds (which could total up to approximately $84.8 million based on quoted prices as of August 7, 2006 and assuming the sale of the full $117.6 million face amount of zero coupon bonds underlying all outstanding depositary units), and cash flows from the legacy net profits interests and on our financial assets, including interest earned from the temporary investment of our cash assets in U.S. government securities and other high-quality debt maturing in one year or less. Our primary use of our financial assets will be acquisitions of net profits interests burdening producing properties that are acquired in the future by the Operating Company and cash distributions to holders of our common and subordinated units.

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

There is no established trading market for our common units. The Partnership’s common units have been approved for listing on the NYSE Arca, subject to official notice of issuance, under the symbol “ENF”.. We expect that upon consummation of the Offer, our common units will be initially traded on NYSE Arca; however, upon consummation of the second-step merger, we intend to request that our common units be transferred for trading on the NYSE. However, we cannot assure you that regular trading of our common units will develop on either exchange or elsewhere or, if developed, that any such market will be sustained. Accordingly, we cannot assure you of:

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

Certain actions may not be taken without the approval of the members of the General Partner, many of which overlap certain actions that may not be taken without also having the approval of the board of directors. The following actions may not be taken by the General Partner without the approval of at least 66 2/3 % of the membership interests of its members (and to the extent it has the legal power and authority) the General Partner shall cause the Operating Company, its subsidiaries and the Partnership not to take the following actions:

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

Date: August 14, 2006

		By:	/s/ Scott W. Smith
Scott W. Smith
Chief Executive Officer

Date: August 14, 2006

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